Form 10-Q
period 2004-03-30
Aearo CO I
filed 2004-08-16
CIK 1290498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-116676

                                 AEARO COMPANY I

             (Exact name of registrant as specified in its charter)



        Delaware                                13-3840456
     (State or other  jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

         5457 West 79th Street                          46268
         Indianapolis, Indiana                        (Zip Code)
         (Address of principal executive offices)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)

                             ______________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 14, 2004 was 100.

                                 Aearo Company I
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended June 30, 2004

PART I-FINANCIAL INFORMATION..................................................3

Item 1.Financial Statements...................................................3

Condensed Consolidated Balance Sheets - Assets................................3
Condensed Consolidated Balance Sheets - Liabilities
  and Stockholder's Equity....................................................4
Consolidated Statement of Stockholder's Equity................................5
Condensed Consolidated Statements of Operations...............................6
Condensed Consolidated Statements of Cash Flows...............................7
Notes To Condensed Consolidated Financial Statements..........................8

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.................................................23

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........34

Item 4. Controls and Procedures..............................................36

PART II - OTHER INFORMATION..................................................37

Item 6.Exhibits and Reports on Form 8-K......................................37

SIGNATURES...................................................................38

EXHIBIT INDEX................................................................39

                          PART I-FINANCIAL INFORMATION
Item 1.Financial Statements


                        AEARO COMPANY I AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets - Assets
                                 (In Thousands)




                                                 Successor          Predecessor
                                               ------------          ----------
                                                  June 30,        September 30,
                                                    2004                   2003
                                               ------------          ----------
                                               (Unaudited)    |
CURRENT ASSETS:                                               |
 Cash and cash equivalents                     $    11,854    |       $   7,301
 Accounts receivable (net of allowance                        |
  for doubtful accounts of                                    |
  $1,464 and $1,358, respectively)                  53,650    |          49,146
 Inventories                                        41,343    |          37,269
 Deferred and prepaid expenses                       4,212    |           7,321
                                               -----------    |       ---------
  Total current assets                             111,059    |         101,037
                                               -----------    |       ---------
                                                              |
LONG TERM ASSETS:                                             |
 Property, plant and equipment, net                 47,398    |          48,869
 Goodwill, net                                     209,240    |          81,770
 Other intangible assets, net                       57,665    |          57,887
 Other assets                                       13,139    |           3,953
                                               -----------    |       ---------
                                                              |
  Total assets                                 $   438,501    |       $ 293,516
                                                ===========   |       =========

                        AEARO COMPANY I AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets - Liabilities and Stockholder's Equity
                      (In Thousands, Except Share Amounts)



                                           Successor        Predecessor
                                          ----------       --------------
                                           June 30,         September 30,
                                             2004              2003
                                          ----------   |    --------------
                                         (Unaudited)   |
                                                       |
CURRENT LIABILITIES:                                   |
 Current portion of long-term debt        $  1,621     |     $      17,767
 Accounts payable and                                  |
  accrued liabilities                       44,033     |            44,043
 Accrued interest                            3,336     |             2,566
 U.S. and foreign income taxes               1,088     |             1,746
                                          ---------    |      ------------
   Total current liabilities                50,078     |            66,122
                                          ---------    |      ------------
                                                       |
LONG TERM LIABILITIES:                                 |
 Long-term debt                            302,281     |           180,786
 Deferred income taxes                       1,674     |             1,609
 Due to parent                                         |               207
 Other liabilities                          12,864     |            11,334
                                          ---------    |      ------------
  Total liabilities                        366,897     |           260,058
                                          ---------    |      ------------
                                                       |
                                                       |
STOCKHOLDER'S EQUITY:                                  |
 Common stock, $.01 par value-                         |
  Authorized--100 shares                               |
  Issued and outstanding--100 shares             -     |                 -
 Paid in capital                           101,300     |            32,531
 Retained earnings (deficit)               (28,552)    |             7,713
 Accumulated other comprehensive loss       (1,144)    |            (6,786)
                                         -----------   |      ------------
   Total stockholder's equity               71,604     |            33,458
                                         -----------   |      ------------
   Total liabilities                                   |
    and stockholder's equity             $ 438,501     |      $    293,516
                                         ===========         =============

                        AEARO COMPANY I AND SUBSIDIARIES
                 Consolidated Statement of Stockholder's Equity
                      (In Thousands, Except Share Amounts)


                                                        Additional             Accumulated
                                                          Paid      Retained      Other                 Comprehensive
                                        Common             In       Earnings   Comprehensive               Income
                                    Shares  Amount       Capital   (Deficit)       Loss       Total        (Loss)
                                    ------- --------    ---------- ----------- ------------- --------   -------------
Balance, October 1, 2002               100   $    -     $  32,531  $    6,532  $  (17,536)   $21,527

  Foreign currency translation
   adjustment                            -        -             -           -         9,080    9,080    $     9,080
  Unrealized loss on derivative
   instruments                           -        -             -           -         (390)    (390)           (390)
  Net minimum pension liability
   adjustment                                                                         2,060    2,060          2,060
  Dividend to parent                                                  (19,506)               (19,506)
  Net income                             -        -             -      20,687             -   20,687         20,687
                                                                                                        -------------
  Comprehensive income                   -        -             -           -             -             $    31,437
                                    ------- --------    ---------- ----------- ------------- --------   =============
Balance, September 30, 2003            100        -         32,531      7,713       (6,786)   33,458
                                    ------- --------    ---------- ----------- ------------- --------

  Net income                             -        -             -       8,564             -    8,564           8,564
  Foreign currency translation
   adjustment                                                                         1,688    1,688           1,688
  Net minimum pension liability
   adjustment                                                                             4        4               4
                                                                                                        -------------
  Comprehensive income                                                                                    $   10,256
                                                                                                        =============
                                    ------- --------    ---------- ----------- ------------- --------
Balance, March 31, 2004                 100        -        32,531     16,294        (5,094)   43,714
                                    ------- --------    ---------- ----------- ------------- --------



 Capital contribution                  100        -       101,300                            101,300
 Unrealized loss on derivative
  instruments                            -        -             -           -         (112)     (112)     $     (112)
 Foreign currency translation
  adjustment                             -        -             -           -       (1,032)   (1,032)         (1,032)
 Dividend to parent                                                   (14,305)               (14,305)
 Net loss                                 -        -             -    (14,247)           -   (14,247)       (14,247)
                                                                                                        -------------
 Comprehensive loss                     -        -             -           -             -        -     $  (15,391)
                                                                                                        =============
                                    ------- --------    ---------- ----------- ------------- --------
Balance, June 30, 2004                 100  $     -     $ 101,300  $(28,552)    $    (1,144)  $71,604
                                    ======= ========    ========== =========== ============= ========








                        AEARO COMPANY I AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                       Three        Six         Nine
                                                                       Months      Months      Months
                                               Three Months Ended      Ended       Ended       Ended
                                                    June 30,          June 30,   March 31,    June 30,
                                            -------------------------------------------------------------
                                             Successor  Predecessor  Successor        Predecessor
                                            -------------------------------------------------------------
                                                2004   |    2003        2004     |   2004        2003
                                                ----   |    ----        ----     |   ----        ----
           Net Sales                          $ 97,126 |   $ 86,723    $ 97,126  |  $ 169,579   $ 232,126
           Cost of sales                        68,144 |     45,768      68,144  |     89,056     121,325
                                              -------- |   --------    --------  |  ---------   ---------
             Gross profit                       28,982 |     40,955      28,982  |     80,523     110,801
                                                       |                         |
           Selling and administrative           28,149 |     26,218      28,149  |     56,835      75,406
           Research and technical services       1,966 |      1,462       1,966  |      3,623       4,671
           Amortization                            101 |         62         101  |        242         194
           Other charges                         1,690 |        734       1,609  |       (506)      1,691
           Restructuring                            -- |         --          --  |     (1,091)          -
                                              -------- |   --------    --------  |  ----------  ---------
              Operating income (loss)           (2,924)|     12,479      (2,924) |     21,420      28,839
           Interest expense                     10,292 |      4,737      10,292  |     10,836      14,701
                                              -------- |   --------    --------  |  ---------   ---------
              Income (loss) before                     |                         |
              provision for income taxes       (13,216)|      7,742     (13,216) |     10,584      14,138
           Provision for income taxes            1,031 |      1,364       1,031  |      2,020       4,039
                                              -------- |   --------    --------  |  ---------   ---------
              Net income (loss).............  $(14,247)|   $  6,378    $(14,247) |  $   8,564   $  10,099
                                              =========|   ========    ========= |  =========   =========




                        AEARO COMPANY I AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                      Three        Six         Nine
                                                                      Months      Months      Months
                                                                      Ended       Ended       Ended
                                                                     June 30,   March 31,    June 30,
                                                                   -------------------------------------
                                                                         Successor        Predecessor
                                                                   -------------------------------------
                                                                       2004    |    2004        2003
                                                                       ----    |    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                          |
Net income (loss)                                                    $(14,247) |  $  8,564    $ 10,099
Adjustments to reconcile net income (loss) to cash provided by                 |
   operating activities-                                                       |
   Depreciation                                                         3,006  |     5,931       8,175
   Amortization of intangible assets and deferred financing costs       4,335  |     2,283       1,422
   Inventory purchase accounting adjustment                            17,067  |        --          --
   Restructuring adjustment                                                --  |    (1,091)         --
   Deferred income taxes                                                   (7) |       (15)        (14)
   Other, net                                                             139  |       682         386
   Changes in assets and liabilities-(net of effects of                        |
   acquisitions)                                                               |
      Accounts receivable                                              (2,242) |    (1,113)      2,015
      Inventories                                                           2  |    (3,464)     (1,083)
      Income taxes payable                                                522  |    (1,168)      3,001
      Accounts payable and accrued liabilities                          4,513  |    (3,221)      5,261
      Other, net                                                          706  |     1,647      (1,223)
                                                                     --------  |  --------    ---------
       Net cash provided by operating activities                       13,794  |     9,035      28,029
                                                                     --------  |  --------    --------
                                                                               |
CASH FLOWS FROM INVESTING ACTIVITIES:                                          |
   Additions to property, plant and equipment                          (2,810) |    (5,006)     (7,525)
   Acquisitions, net of cash                                               --  |        --     (11,062)
   Proceeds provided by disposals of property, plant and equipment         --  |        12          22
                                                                     --------  |  --------    --------
       Net cash used by investing activities                           (2,810) |    (4,994)    (18,565)
                                                                     --------- |  ---------   ---------
                                                                               |
CASH FLOWS FROM INVESTING ACTIVITIES:                                          |
   Distribution to shareholders of parent                             (86,852) |        --          --
   Repayment of revolving credit facility                             (15,600) |     3,950          --
   Repayment of old credit facility                                   (78,333) |    (8,949)     (9,580)
   Proceeds from new credit facility                                  125,000  |        --          --
   Repayment of 12.50% senior subordinated notes                      (98,000) |        --          --
   Proceeds from 8.25% senior subordinated notes                      175,000  |        --          --
   Debt issue costs                                                   (10,408) |        --          --
   Dividend to parent                                                 (14,305) |        --          --
   Repayment of capital lease obligations                                 (61) |      (122)       (164)
   Repayment of long term debt                                            (26) |      (119)        (57)
                                                                     --------- |  ---------   ---------
       Net cash used for financing activities                          (3,585) |    (5,240)     (9,801)
                                                                     --------- |  ---------   ---------
                                                                               |
EFFECT OF EXCHANGE RATE ON CASH                                          (858) |      (789)        914
                                                                     --------- |  ---------   --------
                                                                               |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        6,541  |    (1,990)        577
                                                                               |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,313  |     7,301      14,480
                                                                     --------  |  --------    --------
                                                                               |
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 11,854  |  $  5,313    $ 15,057
                                                                     ========  |  ========    ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital Lease Obligations                                         $     --    $           $    430
                                                                     ========    ========    ========

CASH PAID FOR:
Interest                                                             $  4,787    $  8,862    $ 10,538
                                                                     ========    ========    ========
Income Taxes                                                         $    552    $  3,254    $  1,332
                                                                     ========    ========    ========



                        AEARO COMPANY I AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  JUNE 30, 2004

                                   (Unaudited)

1)   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Aearo Company I (the "Company") contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the consolidated financial statements included in the registration statement filed on June 18, 2004. The periods prior to April 7, 2004, are referred to as predecessor financial statements and the periods after April 7, 2004, are referred to as successor financial statements.

2)   COMPANY BACKGROUND, MERGER AND BASIS OF PRESENTATION

     The  Company  manufactures  and  sells  products  under  the  brand  names:
AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

     On March 10, 2004, Aearo Corporation, the Company's parent, entered into a merger agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. Pursuant to the terms of the Merger Agreement, on April 7, 2004 ("Acquisition Date"), AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $408.4 million, including fees and expenses. The merger was financed with approximately $303.4 million of new debt as discussed in Note 6, $3.7 million of assumed debt and $101.3 million of equity. The Company continues to be wholly-owned by Aearo Corporation after the merger.

     Approximately $86.9 million of proceeds from the merger was used to pay the shareholders of the parent to effect the merger transaction. An additional $14.3 million was used to pay the outstanding debt of the parent as of April 7, 2004

     The merger was a business combination under SFAS No. 141, "Business Combinations," and the purchase price paid for our parent was pushed down to the Company. Accordingly, the unaudited balance sheet as of June 30, 2004 and the results of operations (unaudited) subsequent to the Acquisition Date are presented on a different basis of accounting than the balance sheet as of September 30, 2003 and the results of operations (unaudited) prior to the Acquisition Date, and therefore are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004.

     The purchase price is allocated to the Company's net tangible and intangible assets based upon estimated fair values as of the date of the merger. The preliminary allocation included a $17.1 million adjustment to inventory as of March 31, 2004 which was charged to cost of goods sold during the three month period ended June 30, 2004. The purchase price allocation is based on preliminary estimates and valuations and may be revised at a later date when additional information concerning assets and liability valuations are finalized. The preliminary purchase price allocation is as follows (dollars in thousands):


     Current assets and other tangibles assets              $    306,125
     Liabilities assumed                                        (161,629)
     Identifiable intangible assets                               57,725
     Goodwill                                                    206,165
                                                            ------------
     Purchase Price                                         $    408,386
                                                            ------------


3)   SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications. Certain amounts included in the prior period financial statements may have been reclassified to conform to the current period presentation. The reclassifications have no impact on net income (loss) previously reported.

     Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

     Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholder's equity.

     Foreign Currency Transactions. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income (loss).

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The effective tax rate in the three and nine months ended June 30, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance. The Company is included in the consolidated tax return filed by Aearo Corporation. All taxes are recorded as if separate, stand alone returns were filed. Deferred taxes are based on preliminary purchase price allocations and may be subsequently adjusted.

     Goodwill and Other Intangibles. Effective October 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of intangibles assets as of June 30, 2004 before final allocations resulting from the April 7, 2004 merger:



                      Gross       Accumulated               Carrying
                     Amount       Amortization  Additions    Amount
                      -------     ---------     ---------   ---------

 Trademarks           $ 54,313    $     -      $              54,313
 Customer
  Relationship List      1,758         (47)                    1,711
 Patents                 1,271         (18)            41      1,294
 Other                     383         (36)                      347
                      --------    ---------     ---------   --------
 Total Intangibles    $ 57,725    $   (101)     $      41   $ 57,665
                      ========    =========     =========   ========

Aggregate Estimate of Amortization Expense:

    Six months ending September 30, 2004          $240
    Year ending September 30, 2005                 401
    Year ending September 30, 2006                 405
    Year ending September 30, 2007                 417
    Year ending September 30, 2008                 328
    Year ending September 30, 2009                 340

     The following presents the changes in the carrying amount of goodwill for the period ended June 30, 2004:


    Goodwill pushed down in merger transaction    $  206,165
    Translation adjustment                             3,075
                                                  ----------
    Balance June 30, 2004                         $  209,240
                                                  ==========

     Stock-based Compensation. All stock option activity represent awards under Aearo Corporation's stock option plan and all options were cancelled effective April 7, 2004. As such, this disclosure relates only to the predecessor company. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding awards (dollars in thousands):


                                          Three      Six         Nine
                                          Months    Months      Months
                                          Ended     Ended       Ended
                                         June 30,   March 31,   June 30,
                                          2004      2004         2004
                                          ----      ----         ----
 Net Income (loss) as reported          $  6,378  $  8,564   $   10,099

 Deduct:  Total stock-based
 employee compensation expense
 determined under the fair value
 method for all awards, net of
 tax                                          37        67          111
                                         --------  -------    ---------
 Proforma net income (loss)              $  6,341  $ 8,497    $   9,988
                                         --------- -------    ---------


     Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into forward foreign currency contracts and interest rate swap, cap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified to results of operations when the related product sales affect earnings for forward foreign currency contracts. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.1 million at June 30, 2004 and $0.4 million at September 30, 2003. All forward foreign currency contracts will expire over the next three months.

     During the three month period ended June 30, 2004, the Company's earnings were unaffected by the exercise of forward foreign currency contracts. During the six month period ended March 31, 2004, the Company reclassified into results of operations a loss of approximately $0.5 million resulting from the exercise of forward foreign currency contracts compared to a loss of approximately $1.0 million for the three month and $1.7 million for the nine month periods ended June 30, 2003, respectively. All forward foreign currency contracts were determined to be highly effective; therefore, no ineffectiveness was recorded in results of operations.

     The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a gain of approximately $0.3 million and a loss $0.9 million for the three and six month periods ended June 30, 2004, respectively, compared to a gain of approximately $0.2 million for the three and nine month periods ended June 30, 2003, respectively.

     The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The approximate fair value of the interest rate cap at June 30, 2004 and September 30, 2003 was $0.1 million. The Company has not elected hedge accounting treatment for the interest rate cap as defined under SFAS No. 133 and, as a result, any fair value adjustment is charged directly to other income (expense). During the three months ended June 30, 2004, the fair value of the interest rate cap increased by approximately $0.1 million.

4)   COMPREHENSIVE INCOME (LOSS)

     Comprehensive   income  (loss)  consisted  of  the  following  (dollars  in thousands):


                                                                          Three       Six         Nine
                                                                         Months      Months      Months
                                                  Three Months Ended      Ended      Ended       Ended
                                                       June 30,         June 30,   March 31,    June 30,
                                               ------------------------------------------------------------
                                                Successor   Predecessor  Successor       Predecessor
                                               ------------------------------------------------------------
                                                   2004   |     2003       2004    |    2004        2003
                                                   ----   |     ----       ----    |    ----        ----
     Net Income (loss)                           $(14,247)|   $  6,378    $(14,247)|  $   8,564   $  10,099
                                                          |                        |
     Foreign currency translation adjustment       (1,032)|      2,996      (1,032)|      1,688       7,181
     Unrealized gain (loss) on derivative                 |                        |
     instruments                                     (112)|        116        (112)|          4        (538)
                                                 ---------|   --------    ---------|  ---------   ----------
     Comprehensive income (loss)                 $(15,391)|   $  9,490    $(15,391)|  $  10,256   $  16,742
                                                 ---------|   ----------  ---------|  ---------   ---------


5)       INVENTORIES
     Inventories consisted of the following (dollars in thousands):


                                     June 30,      September 30,
                                       2004             2003
                                ---------------  |    ------------
                                   (Unaudited)   |
                                                 |
          Raw materials         $         9,400  |    $      8,301
          Work in process                10,983  |          11,976
          Finished goods                 20,960  |          16,992
                                ---------------  |    ------------
                                $        41,343  |    $     37,269
                                ===============  |    ============


     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   DEBT

     At September 30, 2003, the Company's debt structure included: (a) $98.0 million of 12.50% Senior Subordinated Notes due 2005 (the "12.50% Notes") issued under an indenture dated as of July 11, 1995 (the "Notes Indenture") and (b) up to an aggregate of $130.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies and (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes (collectively the "Senior Bank Facilities"). The amounts outstanding under the Term Loans, Revolving Credit Facility and the 12.50% Notes at September 30, 2003, were approximately $85.1 million, $11.7 million and $98.0 million, respectively. The Company elected to call the 12.50% Notes effective May 6, 2004.

     As noted in Note 2, on March 10, 2004, Aearo Corporation, the Company's parent, entered into a merger agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. Pursuant to the terms of the Merger Agreement, on April 7, 2004, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the merger as a wholly owned subsidiary of AC Safety Holding Corp. In connection with this transaction, (i) the Company repaid all outstanding amounts under the Senior Bank Facilities, terminated all commitments under that facility and redeemed the 12.50% Notes and
(ii) entered into a new senior credit facility, consisting of a $125.0 million term loan facility due 2011 at a variable interest rate based on the London
Interbank Offering Rate ("LIBOR") (1.54%) plus 275 basis points and a $50.0 million revolving credit facility (collectively the "New Credit Facility") and issued $175.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the "8.25% Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The 8.25% Notes have call provisions that apply in certain circumstances. The amounts outstanding under the New Credit Facility and 8.25% Notes at June 30, 2004, were approximately $125.4 million and $175.0 million, respectively. The Company makes semi-annual interest payments on the 8.25% Notes and quarterly payments of approximately $0.3 million of principal plus interest on the New Credit Facility. Under the terms of the New Credit Facility and the indenture governing the 8.25% Notes, the Company is required to comply with certain financial covenants and restrictions. The Company was in compliance with all financial covenants and restrictions as of June 30, 2004.

7)   COMMITMENTS AND CONTINGENCIES

     Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

     Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

     In addition, the Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the Merger Agreement, Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from the Acquisition Date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

     At June 30, 2004 and September 30, 2003, the Company has recorded liabilities of approximately $4.8 million and $4.5 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve Aearo Corporation and its subsidiaries, including the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2008 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

8)   SEGMENT REPORTING

     The  Company  manufactures  and  sells  products  under  the  brand  names:
AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

     Net Sales by Business Segment (dollars in thousands):

                                                                          Three       Six         Nine
                                                                         Months      Months      Months
                                                  Three Months Ended      Ended      Ended       Ended
                                                       June 30,         June 30,   March 31,    June 30,
                                               ------------------------------------------------------------
                                                 Successor  Predecessor  Successor       Predecessor
                                               ------------------------------------------------------------
                                                   2004   |     2003       2004   |     2004        2003
                                                   ----   |     ----       ----   |     ----        ----
     Safety Products                             $ 73,966 |   $ 68,269    $ 73,966|   $ 127,964   $ 176,953
     Safety Prescription Eyewear                   10,126 |     10,165      10,126|      20,337      30,463
     Specialty Composites                          13,034 |      8,289      13,034|      21,278      24,710
                                                 -------- |   --------    --------|   ---------   ---------
     Total                                       $ 97,126 |   $ 86,723    $ 97,126|   $ 169,579   $ 232,126
                                                 -------- | ----------    --------|   ---------   ---------


     Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $0.6 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively. Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $1.6 million and $2.3 million for the six and nine months ended March 31, 2004 and June 30, 2003, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

     Profit (loss) by business segment and reconciliation to income (loss) before provision for income taxes (dollars in thousands):

                                                                          Three       Six         Nine
                                                                         Months      Months      Months
                                                  Three Months Ended      Ended      Ended       Ended
                                                       June 30,         June 30,   March 31,    June 30,
                                               ------------------------------------------------------------
                                                 Successor  Predecessor  Successor       Predecessor
                                               ------------------------------------------------------------
                                                   2004   |      2003       2004    |    2004        2003
                                                   ----   |      ----       ----    |    ----        ----
     Safety Products                             $ 16,122 |    $ 14,473    $ 16,122 | $  23,704   $  35,678
     Safety Prescription Eyewear                       37 |         249          37 |        (57)       612
     Specialty Composites                           2,623 |         631       2,623 |      2,855        918
                                                 -------- |    --------    -------- |  ---------   --------
     Segment profit                                18,782 |      15,353      18,782 |     26,502     37,208


     Depreciation                                   3,006 |       2,812       3,006 |      5,931      8,175
     Amortization of intangibles                      101 |          62         101 |        242        194
     Inventory purchase accounting                 17,067 |          --      17,067 |         --         --
     Bond call premium                              1,532 |          --       1,532 |         --         --
     Restructuring                                     -- |          --          -- |     (1,091)        --
     Interest                                      10,292 |       4,737      10,292 |     10,836     14,701
                                                 -------- |    --------    -------- |  ---------   --------
     Income (loss) before provision for income            |
        taxes                                    $(13,216)|   $  7,742    $(13,216) | $  10,584   $  14,138
                                                 =========|   ========    ========= | =========   =========

     Segment profit is defined as operating income (loss) before depreciation, amortization, interest expense, inventory purchase accounting adjustment, bond call premium expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

9)   PENSION

     The following table presents the components of net periodic pension cost for the three and nine month periods ended June 30, 2004 and 2003, respectively (dollars in thousands):



                                                                  Three       Six         Nine
                                                                 Months      Months      Months
                                          Three Months Ended      Ended      Ended       Ended
                                                June 30,         June 30,   March 31,    June 30,
                                         ------------------------------------------------------
                                          Successor  Predecessor  Successor       Predecessor
                                         ---------------------------------------------------------
                                              2004   |     2003       2004    |    2004        2003
                                              ----   |     ----       ----    |    ----        ----
     Service cost                           $    335 |   $    378    $    335 |  $     669   $   1,133
     Interest cost                               186 |        208         186 |        371         625
     Expected return on plan assets             (167)|       (168)       (167)|       (332)       (504)
     Amortization of:                                |                        |
        Prior service cost                         2 |          2           2 |          5           7
        Loss                                      -- |         16          -- |         --          47
                                            -------- |   --------    -------- |  ---------   ---------
     Total                                  $    356 |   $    436    $    356 |  $     713   $   1,308
                                            ======== |   ========    ======== |  =========   =========




10)  RESTRUCTURING CHARGE

     During fiscal 2001, the Company recorded a restructuring charge of $11.4 million relating to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

     During the six month period ended March 31, 2004, the Company reversed $1.1 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate related to amounts for non-cancelable lease obligations due to the renegotiation of the subject lease that was completed during the second quarter. The balance of the restructuring accrual as of June 30, 2004 was zero.

11)  SUMMARIZED FINANCIAL INFORMATION

     The Company's 8.25% Senior Subordinated Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are the Company's foreign subsidiaries.


     The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors based on the preliminary allocation of purchase price. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands).

     Condensed  Consolidated Statement of Operations
     Three Months Ended June 30, 2004


                                                                        Successor
                                               -------------------------------------------------------------
                                                                    Non-
                                                     Guarantor   Guarantor
                                          Parent   Subsidiaries Subsidiaries Eliminations Consolidated
     Net Sales.........................  $ 72,522    $     --    $ 35,388    $ (10,784)  $  97,126
     Cost of sales.....................    52,065          --      26,893      (10,814)     68,144
                                           --------    --------    --------    ----------  ---------
       Gross profit....................    20,457          --       8,495           30      28,982

     Selling and administrative........    20,797         344       7,008           --      28,149
     Research and technical services...     1,251          --         715           --       1,966
     Amortization......................        83          18          --           --         101
     Other charges (income), net.......     5,582      (6,743)      2,851           --       1,690
     Restructuring income..............        --          --          --           --          --
                                         --------    --------    --------    ---------   ---------
        Operating income (loss)........    (7,256)      6,381      (2,079)          30      (2,924)
     Interest expense (income).........    10,152        (399)        539           --      10,292
                                         --------    ---------   --------    ---------   ---------
     Income (loss) before taxes........   (17,408)      6,780      (2,618)          30     (13,216)
     Income tax provision (benefit)....    (2,875)      2,700       1,206           --       1,031
     Equity in subsidiaries............       256      (3,824)         --        3,568          --
                                          --------    ---------   --------    ---------   ---------
        Net income (loss)..............  $(14,277)   $    256    $ (3,824)   $   3,598   $ (14,247)
                                         =========   ========    =========   =========   ==========


     Condensed Consolidated Statement of Operations
     Six Months Ended March 31, 2004

                                                                       Predecessor
                                               -------------------------------------------------------------
                                                                            Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated

     Net Sales.................................  $122,913    $     --    $ 65,030    $ (18,364)  $ 169,579
     Cost of Sales.............................    71,142          --      36,348      (18,434)     89,056
                                                 --------    --------    --------    ----------  ---------
       Gross profit............................    51,771          --      28,682           70      80,523

     Selling and administrative................    42,612         674      13,549           --      56,835
     Research and technical services...........     2,351          --       1,272           --       3,623
     Amortization..............................       168          74          --           --         242
     Other charges (income), net...............     6,815     (12,283)      4,962           --        (506)
     Restructuring charges (income)............    (1,091)         --          --           --      (1,091)
                                                 ---------   --------    --------    ---------   ----------
        Operating income.......................       916      11,535       8,899           70      21,420
     Interest, net.............................    10,117        (983)      1,702           --      10,836
                                                 --------    ---------   --------    ---------   ---------
     Income (loss) before taxes................    (9,201)     12,518       7,197           70      10,584
     Income tax provision (benefit)............    (4,642)      5,022       1,640           --       2,020
     Equity in subsidiaries....................    13,053       5,557                  (18,610)         --
                                                 --------    --------    --------    ----------  ---------
        Net income (loss)......................  $  8,494    $ 13,053    $  5,557    $ (18,540)  $   8,564
                                                 ========    ========    ========    ==========  =========






     Condensed  Consolidated  Statement  of  Operations
     Nine Months Ended June 30,2003




                                                                       Predecessor
                                               -------------------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated

     Net Sales.................................  $168,143    $     --    $ 90,379    $ (26,396)  $ 232,126
     Cost of sales.............................    97,850          --      49,975      (26,500)    121,325
                                                 --------    --------    --------    ----------  ---------
       Gross profit............................    70,293          --      40,404          104     110,801

     Selling and administrative................    57,416         847      17,143           --      75,406
     Research and technical services...........     3,364          --       1,307           --       4,671
     Amortization..............................       113          81          --           --         194
     Other charges (income), net...............    10,229     (15,534)      6,996           --       1,691
                                                 --------    ---------   --------    ---------   ---------
        Operating income (loss)................      (829)     14,606      14,958          104      28,839
     Interest expense (income), net............    13,585      (2,354)      3,470           --      14,701
                                                 --------    ---------   --------    ---------   ---------
     Income (loss) before taxes................   (14,414)     16,960      11,488          104      14,138
     Income tax provision (benefit)............    (6,682)      6,774       3,947           --       4,039
     Equity in subsidiaries....................    17,727       7,541          --      (25,268)         --
                                                 --------    --------    --------    ----------  ---------
        Net income (loss)......................  $  9,995    $ 17,727    $  7,541    $ (25,164)  $  10,099
                                                 ========    ========    ========    ==========  =========


     Condensed Consolidated Balance Sheet
     Period Ended June 30, 2004


                                                                        Successor
                                                 -------------------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated


     Current Assets:
        Cash and cash equivalents..............  $  3,030    $     97    $  8,727    $      --   $  11,854
        Receivables, net.......................    33,865          --      19,785           --      53,650
        Inventories............................    29,767          --      11,913         (337)     41,343
        Deferred and prepaid expenses..........     2,880          --       1,332           --       4,212
                                                 --------    --------    --------    ---------   ---------
     Total current assets......................    69,542          97      41,757         (337)    111,059
                                                 --------    --------    --------    ----------  ---------

     Long term assets:
        Property plan and equipment............    35,616          --      11,782           --      47,398
        Goodwill and other intangibles, net....   188,276      24,756      53,873           --     266,905
        Inter-company receivables (payables)      (40,950)     95,008     (54,058)          --          --
        Investment in subsidiaries ............   158,429      40,981        (690)    (198,720)         --
        Other assets...........................    13,128          --          11           --      13,139
                                                 --------    --------    --------    ---------   ---------
     Total assets..............................   424,041     160,842      52,675     (199,057)    438,501
                                                 ========    ========    ========    ==========  =========

     Current Liabilities:
        Current portion of long term debt......     1,601          --          20                    1,621
        Accounts payable and accrued
        liabilities............................    29,593         581      13,859           --      44,033
        Accrued interest.......................     3,336          --          --           --       3,336
        Income tax payables (receivables)......     2,049      (2,038)      1,077                    1,088
                                                 --------    ---------   --------    ---------   ---------
     Total current liabilities.................    36,579      (1,457)     14,956           --      50,078
                                                 --------    ---------   --------    ---------   ---------

     Long Term Liabilities:
        Long term debt.........................   302,102          --         179           --     302,281
        Deferred income taxes..................       227          --       1,447           --       1,674
        Other liabilities......................    12,864          --          --           --      12,864
                                                 --------    --------    --------    ---------   ---------
     Total Liabilities.........................   351,772      (1,457)     16,582           --     366,897
                                                 --------    ---------     ------    ---------   ---------

     Stockholder's Equity:
        Common.................................        --          --       7,396       (7,396)         --
        Paid in capital........................   101,300     167,519      15,454     (182,973)    101,300
        Retained earnings......................   (28,469)     (8,513)     20,173      (11,743)    (28,552)
        Accumulated other comprehensive income
        (loss).................................      (562)      3,293      (6,930)       3,055      (1,144)
                                                 ---------   --------    ---------   ---------   ----------
     Total Stockholder's Equity................    72,269     162,299      36,093     (199,057)     71,604
                                                 --------    --------    --------    ----------  ---------
     Total Liabilities and Stockholder's Equity  $424,041    $160,842    $ 52,675    $(199,057)  $ 438,501
                                                 ========    ========    ========    ==========  =========




     Condensed Consolidated Balance Sheet
     Year Ended September 30, 2003


                                                                       Predecessor
                                                 -------------------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated

     Current Assets:
        Cash and cash equivalents..............  $  1,545    $    206    $  5,550    $      --   $   7,301
        Receivables, net.......................    29,139          96      19,911           --      49,146
        Inventories............................    24,678          --      13,029         (438)     37,269
        Deferred and prepaid expenses..........     5,806          --       1,515           --       7,321
                                                 --------    --------    --------    ---------   ---------
     Total current assets......................    61,168         302      40,005         (438)    101,037
                                                 --------    --------    --------    ----------  ---------

     Long term Assets:
        Property plan and equipment............    37,097          --      11,772           --      48,869
        Goodwill and other intangibles, net....    26,717      54,452      58,488           --     139,657
        Inter-company receivables (payables)      (50,485)     93,411     (42,926)          --          --
        Investment in subsidiaries ............    54,145      11,255        (670)     (64,730)         --
        Other assets...........................     3,942          --          11           --       3,953
                                                 --------    --------    --------    ---------   ---------
     Total assets..............................   132,584     159,420      66,680      (65,168)    293,516
                                                 ========    ========    ========    ==========  =========

     Current Liabilities:
        Current portion of long term debt......    14,752          --       3,015                   17,767
        Accounts payable and accrued
        liabilities............................    31,434         803      11,806           --      44,043
        Accrued interest.......................     2,562          --           4           --       2,566
        Income tax payables....................     2,556      (2,378)      1,568                    1,746
                                                 --------    ---------   --------    ---------   ---------
     Total current liabilities.................    51,304      (1,575)     16,393           --      66,122
                                                 --------    ---------   --------    ---------   ---------

     Long Term Liabilities:
        Long term debt.........................   165,305          --      15,481           --     180,786
        Due to parent..........................       207          --          --           --         207
        Deferred income taxes..................       228          --       1,381           --       1,609
        Other liabilities......................    11,334          --          --           --      11,334
                                                 --------    --------    --------    ---------   ---------
     Total Liabilities.........................   228,378      (1,575)     33,255           --     260,058
                                                 --------    ---------     ------    ---------   ---------

     Stockholder's Equity:
        Common.................................         -          --          --           --           -
        Paid in capital........................    32,531     167,519      20,773     (188,292)     32,531
        Retained earnings......................  (126,149)     (9,049)     20,646      122,265       7,713
        Accumulated other comprehensive income.    (2,176)      2,525      (7,994)         859      (6,786)
                                                 ---------   --------    ---------   ---------   ----------
     Total Stockholder's Equity................   (95,794)    160,995      33,425      (65,168)     33,458
                                                 ---------   --------    --------    ----------  ---------
     Total Liabilities and Stockholder's Equity  $132,584    $159,420    $ 66,680    $ (65,168)  $ 293,516
                                                 ========    ========    ========    ==========  =========



     Condensed Consolidating Statement of Cash Flows
     Three Months Ended June 30, 2004


                                                                  Successor
                                               -------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Consolidated

     Net cash provided by operating activities.  $  5,096    $  5,352    $  3,346    $  13,794

     Net cash used for investing activities....    (2,196)         --        (614)      (2,810)

     Net cash provided by (used for) financing
        activities.............................    (2,814)     (5,796)      5,025       (3,585)

     Effect of exchange rate on cash...........     2,051        (210)     (2,699)        (858)
                                                 --------    ---------   ---------   ----------
     Increase (decrease) in cash and cash
        equivalents............................     2,137        (654)      5,058        6,541
                                                 ========    =========   ========    =========

     Cash and cash equivalents at the
        beginning of the period................       893         751       3,669        5,313

     Cash and cash equivalents at the end of
        the period.............................  $  3,030    $     97    $  8,727    $  11,854


     Condensed Consolidating Statement of Cash Flows
     Six Months Ended March 31, 2004



                                                                 Predecessor
                                               -------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Consolidated

     Net cash provided by operating activities.  $ (1,359)   $  6,407    $  3,987    $   9,035

     Net cash used for investing activities....    (3,326)         --      (1,668)      (4,994)

     Net cash used for financing activities....     3,255      (6,840)     (1,655)      (5,240)

     Effect of exchange rate on cash...........       779         978      (2,546)        (789)
                                                 --------    --------    ---------   ----------
     Increase (decrease) in cash and cash
        equivalents............................      (651)        545      (1,882)      (1,988)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551        7,301
                                                 --------    --------    --------    ---------

     Cash and cash equivalents at the end of
        the period.............................  $    893    $    751    $  3,669    $   5,313
                                                  =======     =======     =======     ========



     Condensed Consolidating Statement of Cash Flows
     Nine Months Ended June 30, 2003


                                                                 Predecessor
                                              -------------------------------------------------
                                                                           Non-
                                                            Guarantor   Guarantor
                                                  Parent   Subsidiaries Subsidiaries Consolidated

     Net cash provided by operating activities.  $ 15,911    $  7,216    $  4,902    $  28,029

     Net cash used for investing activities....   (16,138)         --      (2,427)     (18,565)

     Net cash provided by (used for) financing
        activities.............................     1,470      (9,655)     (1,616)      (9,801)

     Effect of exchange rate on cash...........      (318)      2,158        (926)         914
                                                 ---------   --------    ---------   ---------
     Increase (decrease) in cash and cash
        equivalents............................       925        (281)        (67)         577
                                                 ========    =========   =========   =========

     Cash and cash equivalents at the
        beginning of the period................     7,322         475       6,683       14,480

     Cash and cash equivalents at the end of
        the period.............................  $  8,247    $    194    $  6,616    $  15,057


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including notes thereto included in its registration statement filed June 18, 2004. This Report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements included statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding the Company's expected business outlook, anticipated financial and operating results, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount and timing of future capital expenditures, future acquisitions, the likelihood of the Company's success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statements. Many of these factors are beyond the Company's ability to control or predict. Such factors include, but are not limited to: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

     The Company believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and except as otherwise required by the federal securities laws, the Company undertakes no obligation to update any of them publicly in light of new information or future events.

Merger Agreement

     On March 10, 2004, Aearo Corporation, the Company's parent, entered into a merger agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004. Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $408.4 million, including estimated fees and expenses. The merger was financed with approximately $303.4 million of new debt consisting of $175.0 million of 8.25% senior subordinated notes and $125.0 million of senior credit facility, $3.7 million of assumed debt and $101.3 million of equity.

        The merger was a business combination under SFAS No. 141, "Business Combinations," and the purchase price paid for our parent was pushed down to the Company. Accordingly, the unaudited balance sheet as of June 30, 2004 and the results of operations (unaudited) subsequent to the Acquisition Date are presented on a different basis of accounting than the balance sheet as of September 30, 2003 and the results of operations (unaudited) prior to the Acquisition Date, and therefore are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, judgments, assumptions and subjective interpretations of accounting principles that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company revises its estimates and assumptions as new information becomes available.

        The Company believes that of its significant accounting policies the following policies involve a higher degree of judgment and/or complexity.

Income Taxes - The Company is included in the consolidated tax returns filed by Aearo Corporation. All taxes are recorded as if separate, standalone returns are filed. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Recognition of a deferred tax asset is dependent on generating sufficient future taxable income in the United States prior to the expiration of the tax loss and credit carryforwards, which expire over various periods ranging from 2010 to 2021. In its evaluation of the adequacy of the valuation allowance, the Company assesses prudent and feasible tax planning strategies. Due to the uncertainties of realizing these tax benefits, the Company has recorded a full valuation allowance against these losses and credit carryforwards. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

     Product Liabilities -The Company has established reserves for potential product liabilities that arise out of the use of the Company's products. A significant amount of judgment is required to quantify the Company's ultimate exposure in these matters and the valuation of reserves is estimated based on currently available information, historical experience and from time to time the Company may seek the assistance of an independent consultant. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

     Pension Plan - The valuation of the Company's pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks and internal operating trends to assure that they accurately account for future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company's pension expense and funding requirements. The Company adopted the provisions SFAS No. 132R effective January 1, 2004.

     Impairment of Long-Lived Assets - The Company evaluates long-lived assets, including other intangibles and goodwill, of identifiable reporting units for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Cash flows used in the potential impairment evaluation are based on management's estimates and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

     Revenue Recognition and Allowance for Doubtful Accounts - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

     Goodwill - SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In testing for a potential impairment of goodwill, SFAS No. 142 requires the Company to individually allocate and assign the carrying value of assets and liabilities (including goodwill) to specific reporting units or business segments, estimate the fair value of the reporting units or business segments, and determine goodwill impairment by comparing the estimated fair value to the assigned carrying value. The process of evaluating the potential impairment is highly subjective and requires significant judgment at many points during the analysis.

     Results of Operations -- Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

     Management has based its narrative analysis of the results of operations for the three and nine month period ended June 30, 2004 and June 30, 2003 on the combined results of operations for the entire period. Material variances are caused by the different basis of accounting have been disclosed where applicable.


                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Three months ended June 30,
                                           ------------------------------------------------------
                                           2004     (1)       %                2003           %
                                           --------       ----------      ----------    ---------
Net sales:
   Safety Products                        $ 73,966          76.2             $ 8,269        78.7
   Safety Prescription Eyewear              10,126          10.4              10,165        11.7
   Specialty Composites                     13,034          13.4               8,289         9.6
                                           ---------      --------         ----------    -------
       Total net sales                      97,126         100.0              86,723       100.0
Cost of sales                               68,144          70.2              45,768        52.8
                                           ---------      --------         ----------    -------
Gross profit                                28,982          29.8              40,955        47.2
Operating expenses:
   Selling and administration               28,149          29.0              26,218        30.2
   Research and technical services           1,966           2.0               1,462         1.7
   Amortization                                101           0.1                  62         0.1
   Other charges (income), net               1,690           1.7                 734         0.8
                                           ---------      --------         ----------    -------
       Total operating expenses             31,906          32.9              28,476        32.8
Operating income (loss)                    (2,924)          (3.0)             12,479        14.4
Interest expense                            10,292          10.6               4,737         5.5
                                           ---------      --------         ----------    -------
Income (loss) before provision for
income taxes                               (13,216)         (13.6)             7,742         8.9
Provision for income taxes                   1,031            1.1              1,364         1.6
                                           ---------      --------         ----------    -------
Net income (loss)                        $ (14,247)         (14.7)           $ 6,378         7.4
                                          ==========     =========         ==========    =======


(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the merger.

Net sales in the three months ended June 30, 2004 increased 12.0% to $97.1 million from $86.7 million in the three months ended June 30, 2003. The increase in net sales was primarily driven by organic growth in the Safety Products and Speciality Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $2.2 million. The safety Products segment net sales in the three months ended June 30, 2004 increased 8.3% to $74.0 million from $68.3 million in the three months ended June 30, 2003. The increase in net sales resulted from organic growth of 5.2% and a 3.1% increase due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for eight consecutive quarters. The Company attributes this growth to its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales in the three months ended June 30, 2004 were essentially flat at $10.1 million as compared to $10.2 million in the three months ended June 30, 2003. Specialty Composites' net sales in the three months ended June 30, 2004 increased 57.2% to $13.0 million from $8.3 million in the three months ended June 30, 2003. The increase was primarily driven by volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty
 Composites segment which has been experiencing positive sales trends in the last four quarters.

    Gross profit in the three months ended June 30, 2004 decreased 29.2% to $29.0 million from $41.0 million in the three months ended June 30, 2003. The decrease in gross profit is primarily due to the non-recurring charge of $17.1 million resulting from the write-up in inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Excluding the effects of the SFAS No. 141 adjustment, gross profit as a percentage of net sales in the three months ended June 30, 2004 improved to 47.4% as compared to 47.2% in the three months ended June 30, 2003. The improvement in the gross profit percentage, exclusive of the non-recurring charge, is primarily due to continued productivity improvements and the impact of foreign currency translation, partially offset by movements in product mix.

     Operating expenses in the three months ended June 30, 2004 increased 12.0% to $31.9 million from $28.5 million in the three months ended June 30, 2003. The increase in operating expenses was primarily driven by an increase in selling and administrative expense, research and technical services and other charges (income), net. Selling and administrative expenses included approximately $0.6 million of expenses due to foreign currency translation, $0.9 of expenses due to variable selling and marketing expenses. Selling and administrative expenses as a percentage of net sales improved to 29.0% in the three months ended June 30, 2004 as compared to 30.2% in the three months ended June 30, 2003. Research and technical services expense increased $0.5 million primarily due to increased product development. Other charges (income), net was expense of $1.7 million for the three months ended June 30, 2004 as compared to expense of $0.7 million in the three months ended June 30, 2003. The expense of $1.7 million in the three months ended June 30, 2004 was primarily due to a $1.5 million call premium to redeem the Company's 12.50% Senior Subordinated Notes due 2005 (the "12.50% Notes") in connection with the merger.

     Interest expense, net, in the three months ended June 30, 2004 increased to $10.3 million from $4.7 million in the three months ended June 30, 2003. Interest expense for the three months ended June 30, 2004 included the write-off of approximately $4.0 million for deferred financing fees related to the redemption of the 12.50% Notes and the repayment of the Company's senior bank facilities. In addition, the Company incurred an incremental 30 days of interest on the 12.50% Notes between the call date for the 12.50% Notes and the redemption date. The balance of the increase is due to the higher level of borrowings under the Company's new credit facility and its Senior Subordinated Notes due 2012 (the "8.25% Notes").

     The provision for income taxes in the three months ended June 30, 2004 was $1.0 million as compared to $1.4 million in the three months ended June 30, 2003. The effective tax rate in the three months ended June 30, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Results of Operations -- Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003.

     Management has based its narrative analysis of the results of operations for the three and nine month period ended June 30, 2004 and June 30, 2003 on the combined results of operations for the entire period. Material variances are caused by the different basis of accounting have been disclosed where applicable.




                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Nine months ended June 30,
                                           ----------------------------------------------------------
                                           2004     (1)       %                2003            %
                                         -----------       ----------      ----------    ----------
Net sales:
   Safety Products                       $  201,930          75.7        $  176,953          76.2
   Safety Prescription Eyewear               30,463          11.4            30,463          13.1
   Specialty Composites                      34,312          12.9            24,710          10.7
                                           ----------       ------        ---------      --------
        Total net sales                     266,705         100.0           232,126         100.0
Cost of sales                               157,200          58.9           121,325          52.3
                                           ----------       ------        ---------      --------
Gross profit                                109,505          41.1           110,801          47.7
Operating expenses:
   Selling and administration                84,984          31.9            75,406          32.5
   Research and technical services            5,589           2.1             4,671           2.0
   Amortization                                 343           0.1               194           0.1
   Other charges (income), net                1,184           0.4             1,691           0.7
   Restructuring                             (1,091)          0.4)               --            --
                                           ----------       -------       ----------    ---------
       Total operating expenses              91,009          34.1            81,962          35.3
Operating income                             18,496           6.9            28,839          12.4
Interest expense                             21,128           7.9            14,701           6.3
                                           ----------       --------        ----------    -------
Income (loss) before provision for
income taxes                                 (2,632)         (1.0)           14,138           6.1
Provision for income taxes                    3,051           1.1             4,039           1.7
                                           ----------       --------        ----------    -------
     Net income (loss)                    $  (5,683)         (2.1)       $   10,099           4.4
                                           ===========       ==========     ==========    =======


(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the merger.

     Net sales in the nine months ended June 30, 2004 increased 14.9% to $266.7 million from $232.1 million in the nine months ended June 30, 2003. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments, the impact of the SafeWaze acquisition on March 14, 2003 and foreign currency translation. The weakness of the U.S. dollar and the SafeWaze acquisition favorably impacted net sales by $9.6 million and $5.0 million, respectively. The Safety Products segment net sales in the nine months ended June 30, 2004 increased 14.1% to $201.9 million from $177.0 million in the nine months ended June 30, 2003. The increase in net sales resulted from a 6.2% increase in organic growth, a 5.1% increase due to foreign currency translation and a 2.8% increase due to the acquisition of SafeWaze. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for eight consecutive quarters. The Company attributes this growth to its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales in the nine months ended June 30, 2004 were unchanged at $30.5 million. Specialty Composites' net sales in the nine months ended June 30, 2004 increased 38.9% to $34.3 million from $24.7 million in the nine months ended June 30, 2003. The increase was primarily driven by volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment which has been experiencing positive sales trends in the last four quarters.

     Gross profit in the nine months ended June 30, 2004 decreased 1.2% to $109.5 million from $110.8 million in the nine months ended June 30, 2003. The decrease in gross profit is primarily due to the non-recurring charge of $17.1 million resulting from the write-up of inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Excluding the effects of the purchase accounting adjustment, gross profit as a percentage of net sales in the three months ended June 30, 2004 was 47.5% as compared to 47.7% in the three months ended June 30, 2003. The slight decline in the gross profit percentage, exclusive of the non-recurring charge, is primarily due to unfavorable product mix partially offset by productivity improvements and the impact of foreign currency translation.

     Operating expenses in the nine months ended June 30, 2004 increased 11.0% to $91.0 million from $82.0 million in the nine months ended June 30, 2003. The increase in operating expenses was primarily driven by an increase in selling and administrative, research and technical services expenses and amortization expense, partially offset by the restructuring provision adjustment and other charges, net. Selling and administrative expenses included approximately $1.1 million of expenses due to the acquisition of SafeWaze, $2.6 million due to foreign currency translation, $1.1 million due to variable selling expenses, as well as increased marketing expenses to support new product launches and build brand support. Selling and administrative expenses as a percentage of net sales improved to 31.9% in the nine months ended June 30, 2004 as compared to 32.5% in the nine months ended June 30, 2003. The restructuring provision adjustment of $1.1 million of income was the result of a change in estimate relating to non-cancelable leases.

     Interest expense, net, in the nine months ended June 30, 2004 increased to $21.1 million from $14.7 million in the nine months ended June 30, 2003. Interest expense for the nine months ended June 30, 2004 included the wrote-off of approximately $4.0 million for deferred financing fees related to the redemption of the 12.50% Notes and the repayment of the Company's senior bank facilities. In addition, the Company incurred an incremental 30 days of interest on the 12.50% Notes between the call date for the 12.50% Notes and the redemptions date. The balance of the increase is due to the higher level of borrowings under the Company's new credit facility and the 8.25% Notes.

     The provision for income taxes in the nine months ended June 30, 2004 was $3.1 million as compared to $4.0 million in the nine months ended June 30, 2003. The effective tax rate in the nine months ended June 30, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

                      Effects of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company, and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company's Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

                              Effects of Inflation

     In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

                        Liquidity and Capital Resources

     The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

     At September 30, 2003, the Company's debt structure included: (a) $98.0 million of 12.50% Senior Subordinated Notes due 2005 (the "12.50% Notes") issued under an indenture dated as of July 11, 1995 (the "Notes Indenture") and (b) up to an aggregate of $130.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies and (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes (collectively the "Senior Bank Facilities"). The amounts outstanding under the Term Loans, Revolving Credit Facility and the 12.50% Notes at September 30, 2003, were approximately $85.1 million, $11.7 million and $98.0 million, respectively. Under the terms of the Senior Credit Facility and the Notes Indenture, the Company was in compliance with all financial covenants and restrictions as of September 30, 2003.

     As noted in Note 2, on March 10, 2004, Aearo Corporation, the Company's parent, entered into a merger agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. Pursuant to the terms of the Merger Agreement, on April 7, 2004, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the merger as a wholly owned subsidiary of AC Safety Holding Corp. In connection with this transaction, (i) the Company repaid all outstanding amounts under the Senior Bank Facilities, terminated all commitments under that facility and redeemed the 12.50% Notes and
(ii) entered into a new senior credit facility, consisting of a $125.0 million term loan facility due 2011 at a variable interest rate based on the London

Interbank Offering Rate ("LIBOR") (1.54%) plus 275 basis points and a $50.0 million revolving credit facility (collectively the "New Credit Facility") and issued $175.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the "8.25% Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The amounts outstanding under the New Credit Facility and 8.25% Notes at June 30, 2004, were approximately $125.4 million and $175.0 million, respectively. Under the terms of the New Credit Facility and the indenture governing the 8.25% Notes, the Company is required to comply with certain financial covenants and restrictions. The Company was in compliance with all financial covenants and restrictions as of June 30, 2004.

     The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company's principal source of cash to fund these capital requirements is cash from operations. The Company spent $7.8 million and $7.5 million, respectively for capital expenditures for the nine months ended June 30, 2004 and 2003, respectively. The Company anticipates it will a spend approximately $11.0 million for capital expenditures in its fiscal year ended September 30, 2004.

     The Company's net cash provided by operating activities for the nine months ended June 30, 2004 totaled $22.8 million as compared to $28.0 million for the nine months ended June 30, 2003. The decrease of $5.2 million was due primarily to an $12.9 million decrease related to the net changes in assets and liabilities, partially offset by a $7.7 million improvement in net income adjusted for cash and non-cash charges (depreciation, inventory purchase accounting adjustment, amortization, deferred taxes and other). The Company's net changes in assets and liabilities was primarily driven by a decrease in cash from receivables, inventory and accounts payable and accrued liabilities and income taxes, partially offset by an increase in cash from other, net.

     Net cash used by investing activities was $7.8 million for the nine months ended June 30, 2004 as compared to $18.6 million for the nine months ended June 30, 2003. The decrease in net cash used by investing activities is primarily attributed to acquisitions in the nine months ended June 30, 2003.

     Net cash provided by financing activities for the nine months ended June 30, 2004 was $8.8 million compared with net cash used by financing activities for the nine months ended June 30, 2003 of $9.8 million. The change is primarily due to the financing of the merger agreement on April 7, 2004.

     The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date.
Actual asset returns for the Company's pension plan improved in fiscal 2003 after two years of negative returns. Although recent trends have been positive, the Company lowered the long-term rate of return on plan assets from 8.5% to 8.0% for the year ended September 30, 2003. The Company's management believes that this rate is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on annual pension expense. The discount rate was also lowered from 6.75% to 6.00% for the fiscal year ended September 30, 2003. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on annual pension expense.

     The variability of asset returns and discount rates may have either a favorable or unfavorable impact on the Company's pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions were required to be made in fiscal 2004. However, contributions may increase in future years. Due to the uncertainty of the future returns of the equity and corporate bond markets, it is difficult to estimate the impact of pension contributions in the future.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained.

                            Contractual Obligations

     The Company has the following minimum commitments under contractual obligations including purchase obligations, as defined by the U.S. Securities and Exchange Commission as of June 30, 2004:


                                     2004         2005-2006       2007-2008       2009 and after           Total
Capital lease obligations       $        69     $    552   $           552   $           126     $         1,299
Operating lease obligations           1,241        6,937             7,864              6,347             22,389
Mortgage obligations                     43          112             2,052                 16              2,223
Purchase obligations                    976        6,402             6,402              3,201             16,981
Respiratory commitment                  100          800               800              1,100              2,800
Long term debt                          313        2,500             2,500            295,067            300,380
                                -----------     ------------   ---------------   ----------------    -----------
Total                           $     2,742     $ 17,303       $    20,170   $        305,857        $   346,072
                                ===========     ========       ===============   ================    ===========


Off-Balance Sheet Arrangements

     The Company has no financing arrangements involving variable interest entities.





Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks related to changes in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivatives are for purposes other than trading. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000, as amended. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

                             Foreign Currency Risk

     The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company's Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company.

     To mitigate the effects of changes in foreign currency rates on profitability, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the nine months ended June 30, 2004 and 2003, net transaction exposures were a loss of $0.5 million and a gain of $2.0 million, respectively. Cash flow exposures for the same period were a loss of $0.5 million and $1.7 million, respectively. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

     SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.1 million at June 30, 2004 and $0.4 million at September 30, 2003. All forward foreign currency contracts will expire over the next nine months.

     The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a loss of approximately $1.1 million and a gain of $0.2 million for the nine months ended June 30, 2004 and 2003, respectively.

                                 Interest Rates

     The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

     The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The approximate fair value of the cap at June 30, 2004 and September 30, 2003 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). During the nine months ended June 30, 2004 there was no change in the value of the interest rate cap.

     The Company is of the opinion that it is well positioned to manage interest exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments.

                                 Commodity Risk

     The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. The Company is also exposed to market risks for electricity, fuel oil and natural gas consumed in its operations. Items with potential risk of price volatility are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risks.

Item 4. Controls and Procedures


     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004, and have determined that such disclosure controls and procedures are effective.

     There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

<


                           PART II - OTHER INFORMATION

Item 6...Exhibits and Reports on Form 8-K

(a)......Exhibits
         See Index of Exhibits on page 36 hereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  August 16, 2004              AEARO COMPANY I


                                     /s/ Michael A. McLain

                                     ---------------------------------------
                                     Michael A. McLain
                                     Chairman, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Jeffrey S. Kulka

                                     ---------------------------------------
                                     Jeffrey S. Kulka
                                     Senior Vice President, Chief Financial
                                     Officer, Treasurer, and Secretary
                                     Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBITS                           DESCRIPTION


31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.