Form 10-K
period 2004-09-30
Aearo CO I
filed 2004-12-27
CIK 1290498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-116676

AEARO COMPANY I
(Exact name of registrant as specified in its charter)

Delaware	13-3840356
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5457 West 79th Street Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 692-6666

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate value of the common stock held by non-affiliates of the registrant as of December 17, 2004 (based upon the book value per share of the common stock) was $0.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of December 17, 2004 was 100.

Documents incorporated by reference: None

Back to Contents

PART I

Item 1. Business

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (as defined below), including notes thereto included in Item 8 of this Annual Report. This Report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement the strategy, the Company’s objectives, the amount and timing of future capital expenditures, future acquisitions, the likelihood of the Company’s success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to the risks set forth under the caption “Risk Factors” in Item 7 of this Annual Report.

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

Aearo Company I (hereafter referred to collectively with its subsidiaries as “Aearo”, “we”, “our”, or the “Company”) is a global leader in the hearing, eye, face, head and respiratory protection segments of the $12.7 billion global personal protection equipment, or PPE, market. We manufacture hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, fall protection equipment, hard hats and first aid kits which are sold in more than 70 countries. Our products are manufactured and marketed under the brand names AOSafety®, E-A-R®, Peltor® and SafeWaze™, which are well known in the PPE market. We also manufacture a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. These products are marketed under our brand name E-A-R® Specialty Composites. We believe that the strength of our brand names, our reputation for developing and providing high-quality, innovative products, our intensive coverage of multiple distribution channels targeting a wide array of end-users, our broad product offering, and our commitment to providing a high level of customer service have enabled us to achieve leading positions in market segments in which we compete. For the fiscal year ended September 30, 2004, our net sales were $362.8 million.

Back to Contents

Segments

We operate three business segments:

•	Safety Products

•	Safety Prescription Eyewear

•	Specialty Composites

Through these three segments we sell a wide range of products to industrial distributors, as well as into the consumer, construction and military channels and directly to industrial companies. We place a strong emphasis on new product development, innovation and protection of intellectual property. We manufacture approximately 75% of the products that we sell.

The Safety Products segment manufactures hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection equipment and first aid kits which are sold in more than 70 countries under its well-known brand names AOSafety®, E-A-R®, Peltor® and SafeWaze™. The Safety Products segment accounted for approximately 76% of our net sales in fiscal 2004 and approximately 77% in fiscal 2003 and approximately 73% in fiscal 2002.

The Safety Prescription Eyewear segment manufactures and sells products under the AOSafety® brand name that are designed to protect the eyes of workers who require corrective lenses from the typical hazards encountered in the industrial and other work environments. We purchase component parts (lenses and the majority of our frames) from various suppliers, grind and shape the lenses to the end-user’s prescription, and then assemble the glasses using the end-user’s choice of frame. The Safety Prescription Eyewear segment accounted for approximately 11% of our net sales in fiscal 2004, approximately 13% of our net sales in fiscal 2003 and approximately 14% in fiscal 2002.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. Specific product applications for Specialty Composites’ materials, technology and engineering expertise include thermal acoustical systems in business and regional jet aircraft; protective and performance-enhancing components in precision electronic equipment; thermal acoustical treatments for heavy-duty trucks; and treatments to control noise, vibration and shock in a wide range of industrial and commercial equipment. Specialty Composites also produces specially formulated foam used in the manufacture of the Safety Products segment’s earplugs. Specialty Composites accounted for approximately 13% of our net sales in fiscal 2004, approximately 10% of our net sales in fiscal 2003 and approximately 13% in fiscal 2002.

Products

   Safety Products Segment

Within Safety Products, we classify our products into five main categories:

•	hearing protection and communication headsets;

•	eye protection;

•	face and head protection;

•	respiratory protection; and

•	fall protection.

These products serve a variety of end-users, such as in the construction, manufacturing, transportation, forestry, textile, mining, military, motor sports, health care and two-way radio markets.

Hearing Protection and Communication Headsets. Our hearing protection products primarily consist of disposable earplugs, reusable earplugs, passive earmuffs, and communication headsets. We have been a leader in hearing conservation research and development since 1972, when we first introduced the cylindrical disposable earplug. Today, this product is known as the “E-A-R® Classic®” and its yellow color is a registered trademark in the United States of America, Canada, Belgium, Netherlands and Luxembourg, and is recognized throughout the world. This product, as well as other of our disposable plugs such as E-Z-Fit®, TaperFit®, and E-A-Rsoft® products, are designed to be “rolled down” or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, then slowly expand (or “recover”) to fill the ear canal and provide the desired protection. Our disposable earplugs are available corded and uncorded and in a variety of packaging options.

Back to Contents

In the reusable earplug segment of the market, we offer our patented E-A-R® UltraFit® and E-A-R® Express® products. The E-A-R® Express® product features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. We also offer the “Flex”™ line of “semi-aural” banded products. These products feature articulating arms that allow for use in multiple positions and for easy storage around the neck. We manufacture, assemble and sell a broad line of passive earmuffs and communication headsets under our Peltor® brand. We are a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products provide protection from harmful high and low frequency noise and allow for easy communication in noisy or remote environments. We also offer auditory systems products, which are sold to audiologists and are used in the testing of hearing.

In 2003, E-A-R® Push-Ins™ were introduced, offering all the performance and convenience of a reusable earplug for the price of a disposable earplug. The product’s flexible stem allows for easy insertion and removal with no rolling down, and the patented foam tip is sized to comfortably fit virtually every size of ear canal. The quick and easy fit and sure seal combine to provide high noise attenuation. In 2004, we successfully introduced a line of hearing protectors under the Peltor Next™ brand that are targeted against younger workers in the workplace. This new line includes both disposable and reuseable plugs in vibrant colors and shapes to appeal to the 18-35 year old worker.

Eye Protection. Non-prescription eye protection is used in work environments where a number of hazards present a danger to the eyes, including dust, flying particles, metal fragments, chemicals, extreme glare and optical radiation. We offer a large number of task-specific non-prescription safety eyewear products under the AOSafety® brand. The basic categories of eyewear protection products are non-prescription, or “plano” eyewear and goggles.

Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of our sales in this category and encompasses a full range of protective needs, including visitor spectacles, over-the-glass, single lens and dual lens products. Within these categories are a variety of styles, frame colors and lens options that include a number of adjustability and comfort features. Many of these AOSafety® products feature our proprietary DX® coating, combining the benefits of chemical and scratch resistance with anti-fog properties. Flywear®, Maxim™, X-Series™, Metaliks®, Fuel™, X-Factor® and X.Sport™ eyewear offer modern sport styling with numerous comfort features. Nuvo™ eyewear has the classic dual lens look redesigned for today’s worker. Our Lexa® eyewear blends a wrapping, single lens with a lightweight, frameless design. Virtua™ offers stylish eyewear at an economical price. Visitor spectacles and over-the-glass products are represented by our Seepro® and Tourguard® models.

Goggles. We manufacture and sell a broad line of goggles, which are typically required in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, we offer a variety of vented and non-vented goggles with varying fields of view including Dust GoggleGear™ for Lexa®, Splash GoggleGear™ for Lexa® and Centurion®, all under the AOSafety® brand.

Face and Head Protection. Face and head protection are used in work environments where a number of hazards present a danger to the face and head, including dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above. The basic categories of face and head protection are faceshields and hard hats.

Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are worn in conjunction with other protective equipment, such as plano eyewear and respirators. We offer a wide variety of use specific faceshields under both AOSafety® and Peltor® brands. The patented AO TuffMaster® line of faceshields is one of the leading brands in the market.

Back to Contents

Hard Hats. We sell a broad line of hard hats, including “bump” caps, full-brim hats and traditional hard hats, featuring four or six point suspension, ratchet adjustment, and a wide selection of colors and custom imprinting. The XLR8® line of hard hats represents the latest design and functionality under the AOSafety® brand.

Respiratory Protection. Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. We offer a broad line of disposable dust and mist masks, cartridge-equipped quarter, half and full-face respirators, and “escape” respirators (a single-use respirator for emergencies) under the AOSafety® brand. Pleats Plus™ offers the latest design in particulate respirators. QuickLatch® half mask respirators offer an innovative, patented on-and-off latching system that can be accomplished with just one hand.

Fall Protection. We offer a line of fall protection equipment under the AOSafety® SafeWaze™ brand name as a result of the acquisition of VH Industries, Inc. in March of 2003.

Other Protection Products. We also offer first aid kits predominantly through the Consumer/do-it-yourself (DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests, flagging tape, and safety cones.

   Safety Prescription Eyewear Segment

Our Safety Prescription Eyewear, or SRx, products are designed to protect the eyes of workers who require corrective lenses from the typical hazards encountered in the industrial and other work environments. We purchase component parts, lenses and the majority of our frames from various suppliers. We grind and shape the lenses to the end-user’s prescription, and then assemble the glasses using the end-user’s choice of frame. We view our ability to provide individual attention to each patient through Company-employed, as well as independently contracted eye-care professionals, as an essential part of our SRx business. These products serve a wide variety of end-user markets such as utilities, transportation, industrial manufacturing and federal, state and local governments.

   Specialty Composites Segment

Our Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. Specialty Composites’ products fall into three broad categories:

•	barriers and absorbers for airborne noise control;

•	damping and isolation products for vibration and shock control; and

•	energy control products for vibration, shock control and comfort management.

Some examples of end-user applications for such materials include noise and vibration damping materials used in under-hood and cab treatments for transportation equipment such as Class 8 heavy trucks, shock protection parts for electronic devices such as computer hard disk drives and highly damped proprietary materials for the interior cabins of business and regional jet aircraft. Our products include Tufcote® polyurethane foams for acoustical applications, Confor® heavily damped viscoelastic foams for ergonomic cushioning applications and shock protection and Isodamp® foams for the reduction of mechanical vibration, noise and shock. Specialty Composites also produces the specially formulated foams used in the manufacture of Safety Products’ earplugs. The principal strengths of our Specialty Composites segment are its specialized polyurethane formulations, its thin-sheet casting capability, its composite technologies and its applications and materials engineering. These strengths allow us to high value-added composites using casting, extrusion and molding processes.

Back to Contents

Sales and Marketing

We divide our sales and marketing force into our three business segments:

   Safety Products Segment

Within Safety Products, sales are managed through four channels: North American Industrial Distribution; Consumer; Europe and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies.

North American Industrial Distribution. This is the largest channel for Safety Products and includes approximately 1,000 North American distributors and dealers, of which approximately 270 qualify for Dialog™ program. The Dialog™ program is a sales rebate and reward program that encourages North American Industrial Distributors to partner with Aearo. Participation in Dialog™ requires minimum annual purchase levels and offers growth and volume rebates. The program also offers customers cooperative advertising and marketing incentives for developing marketing programs that promote the Company’s products.

Consumer. Under the AOSafety® brand name, we are North America’s leading supplier of personal safety products in the categories in which we compete. Within the Consumer/DIY marketplace, AOSafety® is the primary personal safety products brand carried by The Home Depot, Ace Hardware, Lowe’s Home Improvement Warehouse and other retailers. AOSafety® is also a supplier in the sporting goods safety marketplace and in the lawn and garden, paint, drug and mass merchandise channels.

Europe. We have a significant presence in Europe with manufacturing facilities in England and Sweden and sales offices in the U.K., Sweden, Norway, Germany, France, Italy and Spain. Our historical strength in this market has been in passive hearing protection products (E-A-R®) sold through over 1,000 industrial distributors, and Peltor Communications products sold to the military, sport shooting, and rally sports market segments. AOSafety® is the #1 prescription eyewear brand in France.

International. We export our products around the world, and this channel is managed through an inside sales team located in Singapore, Miami (covering the Caribbean and Central America), Brazil, Australia, New Zealand and South Africa (covering the Middle East) supplemented by independent sales representatives to enhance our coverage.

   Safety Prescription Eyewear Segment (SRx)

Our SRx segment employs its own sales force to sell our products throughout North America. Approximately 85% of our safety prescription eyewear are sold directly to more than 10,000 end-users, including a majority of the industrial companies in the Fortune 500. The remainder of our SRx products are sold through the industrial distribution channel and directly to eye-care professionals.

   Specialty Composites Segment

We utilize an inside sales and marketing team, independent manufacturers representatives and select distributors to identify global sales opportunities in target markets for Specialty Composites’ products and technologies. Once such applications have been identified, our marketing, sales and technical staffs work closely with customer product development teams to provide the customer with cost-effective, integrated solutions for noise, vibration, shock, cushioning and/or comfort management problems. Specialty Composites’ marketing efforts are aimed at four key strategic segments worldwide: aircraft, precision electronic equipment, heavy-duty trucks and industrial original equipment manufacturing, or OEM.

Aircraft Market. Specialty Composites provides integrated thermal acoustic systems for aircraft manufacturers and refurbishers worldwide. Designed primarily for business and regional jets, the systems include high performance, weight-efficient, multi-function composites that we have developed specifically to meet the requirements of aircraft applications and FAA regulations.

Back to Contents

Precision Electronic Equipment Market. This global market has increasingly focused on compact designs and highly portable devices. Specialty Composites’ engineering expertise and advanced energy-control materials and technology are critical to customers’ product development, helping in the design of quieter, more rugged, more accurate and faster devices. Key applications in the hard disk drive industry include portable and desk top computers, hand held devices, disk drives, data servers and data storage units.

Heavy-duty Truck Market. Focusing mainly on Class 5 through Class 8 vehicles, Specialty Composites’ strategy in the truck market has been to assist manufacturers in meeting regulatory pass-by noise standards and provide thermal systems to differentiate their vehicles. Incorporating acoustical foams, barriers and multi-function composite products, thermal and acoustical treatment packages are designed for maximum performance and minimum installation labor.

Industrial and OEM Market. Specialty Composites’ energy-control technology base, broad product line and depth of engineering experience enable us to provide highly effective, targeted solutions to manufacturers in a wide range of industries, ranging from noise control treatments for pumps, generators and compressors, to vibration damping and shock isolation in garage door openers, laboratory centrifuges and high-speed printers.

Research and Development

We have a strong emphasis on new product development, innovation and protection of intellectual property in each of our three business segments.

   Safety Products Segment

We believe that our research and development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, our ultimate predecessor, the former E-A-R® (Energy Absorbing Resins) Division of Cabot Corporation, has been a leader in the development of technology for understanding noise, measuring noise and hearing loss, and in developing products and programs to encourage hearing protection and conservation. To maintain that leadership position, and in order to test the efficacy of our hearing protection products, we own and operate a National Voluntary Laboratory Accreditation Program laboratory in the United States. We also operate sound chambers and testing facilities in the United States and Sweden that measure the performance of our materials and designs. With these and other capabilities, we believe we continue to be a leader in the development of both passive and active hearing protection products. Similarly, we believe that we have been a pioneer and leader in the development and testing of safety eyewear as we maintain and operate extensive facilities for the design and testing of these products. We also have facilities for the design and testing of respiratory safety equipment. Many of our research and development personnel are recognized experts in the safety products industry and are members of various committees of standard-setting organizations.

   Safety Prescription Eyewear Segment

This segment shares resources with the Safety Products segment in the areas of coating technology, automation and manufacturing process improvements. This segment works extensively with outside suppliers for development of frames, lenses and coatings.

   Specialty Composites Segment

Specialty Composites’ research and development efforts focus on developing proprietary materials and enhancing existing products in order to meet market and customer needs identified by our marketing, and sales staffs.

Raw Materials and Suppliers

We buy and consume a wide variety of raw materials, component parts, office supplies, and maintenance and repair parts. Significant categories include corrugated paper products, polyethylene packaging films, chemicals, eyewear frames and optical lenses. The chemical category includes plastic resins and includes polycarbonates, propionates, polyols, plasticizers, substrates, pre-polymers, isocyanates and adhesives. The eyewear frames are for both the non-prescription and SRx products.

Back to Contents

We have a diverse base of material suppliers and are subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items with potential risk of price volatility include paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. We manage pricing pressure exposure on large volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. However, where appropriate, we will use a single source for supply of certain items. In addition, based on the material, availability of supply, level of quality and the technical difficulty to produce, we will use a major and minor source to insure continued best pricing and a ready back up supply. We do not enter into derivative instruments to manage commodity risk.

Our commodity pricing and negotiating strategy is to consolidate suppliers where applicable, leverage competitive pricing, identify alternate lower cost materials and work with existing suppliers to reduce costs through engineering and innovation.

Although we outsource the production of less than 25% of our assembled parts and products to various manufacturers, we have found resource availability, abundant supplier competition and infrastructure stability in the Far East to provide favorable supply opportunities.

Manufacturing and Distribution Operations

We manufacture approximately 75% of the products that we sell. Our strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites’ products (including the foam used in the manufacture of earplugs); high-speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. We also utilize a limited number of contract manufacturers in the United States, Mexico, Asia, and Europe to supplement internal operations and to assemble and/or manufacture products where we do not have world-class processing capabilities. We use selected Asian suppliers for some product lines to complement products manufactured by us and fill in product families, where it is advantageous to minimize capital expenditures and accelerate new product introductions. We will continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins.

All of our manufacturing sites have implemented a number of initiatives including lean manufacturing concepts and an extensive Kaizen event schedule, resulting in significant improvements in the areas of safety, quality, cost, and customer service.

Consistent across all of our manufacturing operations is an emphasis on producing high-quality products. Currently, all of our manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that we have achieved and sustained a high degree of quality and consistency with respect to our products. We have also attained QS 9000 certification for the Specialty Composites operations in Indianapolis and Newark, and our operations in Sweden have achieved ISO 14001 certification. We believe that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

Our products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to our business.

   Safety Products Segment

We believe our Indianapolis, Indiana plant is the largest earplug manufacturing facility in the world. It fabricates, molds, assembles and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. The economies of scale present in this operation are unique in the hearing protection products industry and we believe that they offer us a competitive cost advantage. The plant’s high-speed robotic fabrication, assembly and packaging of earplugs facilitate low cost, high-volume, and short supply chain production techniques. The Southbridge, Massachusetts facility is our largest manufacturing site and manufactures a wide variety of personal protection equipment. These manufactured safety products include respiratory, plug and muff type hearing, head and face, and a broad offering of safety eyewear protection.

Back to Contents

Our principal international manufacturing operations are located in Poynton, England and Varnamo, Sweden. The Poynton facility serves customers in Western Europe, producing and packaging earplugs and other hearing and eyewear products. The Varnamo, Sweden plant is the principal Peltor manufacturing location supplying finished goods and components to customers and other subsidiaries of the Company.

We fill virtually all of our North American and certain of our international orders through our distribution center located in Indianapolis, Indiana which has bar-code scanning capabilities to assure rapid turn-around time and attractive service levels for customer orders. Recent freight studies, having taken into consideration our manufacturing locations, in conjunction with our domestic customer locations, have shown Indianapolis to be the ideal single warehouse and distribution location for our safety business. Over-the-road carriers are readily available in Indianapolis, which contributes to competitive pricing for both our inbound and outbound business. European orders are filled from distribution facilities near Manchester, U.K. and in Varnamo, Sweden.

Safety Prescription Eyewear Segment

Our SRx manufacturing facilities generally possess lens surfacing, edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. The lenses are then fitted into frames and the finished product is shipped to customers, primarily by U.S. Postal Service for the U.S. market and similar express delivery providers elsewhere.

SRx production operations are comprised of two facilities located in the U.S., one in Canada and one in England. The U.S. locations are in Indiana and Oklahoma and both of these locations include customer service. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small customer service operation in Montreal, produces SRx products for the Canadian market. In Poynton, England, we have a small plant that performs edging and assembly operations and serves primarily the U.K. and French markets. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually.

Specialty Composites Segment

Specialty Composites’ products are manufactured in Indianapolis, Indiana, and Newark, Delaware. The Indianapolis plant supplies specially formulated foam for the Safety Products segment’s earplugs, manufactures and fabricates sheet and roll polyvinyl chloride and polyurethane materials. This facility also houses technical support functions, including research and development, applications engineering, sales and marketing administration, quality assurance and customer service support. The Newark, Delaware, facility manufactures polyurethane foams and houses our proprietary, thin sheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line. Product development for this facility is onsite.

Competition and the Personal Protection Equipment Market

The PPE market is highly fragmented, as a large number of relatively small, independent manufacturers with limited product lines serve the PPE market. We estimate that there are several hundred manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. We believe that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand name recognition and, to a lesser extent, price. From a competitive standpoint, we believe we are currently well situated, primarily because of our brands’ size and our broad product offerings, to compete in this fragmented industry. We enjoy certain economies of scale that are not available to smaller competitors. Our advanced distribution center further facilitates timely and accurate deliveries. However, the industry has undergone some degree of consolidation that could potentially increase long-term competitive pressures.

Back to Contents

Several manufacturers compete in noise and vibration control, but few if any of our Specialty Composites segment’s competitors offer the complete range of technology and energy-control materials as we do. Thus we are able to differentiate ourselves by bundling our technology, engineering and wide ranges of proprietary products into energy control solutions or systems that add value to customers’ products. In markets where technology is of particular value we are able to command better margins due to our product solution and positioning. There are however market segments in which we compete where price is still a significant factor.

Employees

As of September 30, 2004, we had 1,582 employees, of whom 990 were primarily engaged in manufacturing, 401 in sales, marketing and distribution, 60 in research and development and 131 in general and administrative. We believe our employee relations are good. We have one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 70 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 79 employees), and our relations with these union members are fully satisfactory. The union contract expires on June 27, 2007.

Patents and Trademarks

We own and have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business. We place significant value on our trademark for the color yellow for earplugs in the United States of America, Canada, Belgium, Netherlands and Luxembourg and on our overall patent portfolio. However, no single patent or patent application is material to us. Our patents expire at various times in the future not exceeding 20 years.

Government Regulation

As a manufacturer of safety products, we are subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States of America are the following: (i) OSHA, which regulates the occupational usage of all PPE, (ii) the Environmental Protection Agency, which regulates labeling of hearing protection devices; and (iii) the Mine Safety and Health Administration and NIOSH, both of which certify respirators. These agencies generally mandate that our products meet standards established by private groups, such as ANSI. Our products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Normalization and Standards Australia in order to be sold in these markets. We believe we are in compliance in all material respects with the regulations and standards of these governmental bodies.

Environmental Matters

We are subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. We believe that we are in substantial compliance with all such laws and regulations. We have an active program to ensure environmental compliance and achievement of environmental goals and objectives. We will continue to implement Environmental Management Systems at our manufacturing facilities. In October 2003, our Varnamo, Sweden facility achieved ISO 14001 certification.

Back to Contents

Item 2. Properties

The Company owns and/or leases facilities in the United States, Canada, and Europe. The following table sets forth the location of each, its square footage and the principal function as of December 15, 2004.

	Approximate
Location	Square Feet	Function

SAFETY PRODUCTS
Southbridge, Massachusetts	198,984	Manufacturing/Administration
Indianapolis, Indiana (1)	226,794	Distribution/Customer Service
Indianapolis, Indiana	81,540	Manufacturing/Corporate Headquarters
Concord, North Carolina	17,500	Manufacturing/Distribution/Customer Service
Poynton, England (2)	74,331	Sales/Manufacturing/Distribution/Customer Service
Varnamo, Sweden	124,130	Sales/Manufacturing/Distribution/Customer Service
Ettlingen, Germany	14,661	Sales/Customer Service
Paris, France	1,894	Sales Office
Barcelona, Spain	(*)	Sales Office
Milan, Italy	(*)	Sales Office
Barrie, Ontario, Canada	4,768	Manufacturing/Distribution/Customer Service
Oslo, Norway	6,300	Sales/Distribution/Customer Service
Joinville-le-Pont, France	10,200	Sales/Distribution/Customer Service

SAFETY PRESCRIPTION EYEWEAR

Chickasha, Oklahoma	35,000	Manufacturing/Customer Service
Plymouth, Indiana	9,500	Manufacturing/Customer Service
Mississauga, Ontario, Canada	12,300	Manufacturing/Customer Service
Montreal, Quebec, Canada	1,800	Customer Service
Brooklyn Park, Maryland	1,200	Customer Service
Dundalk, Maryland	1,050	Customer Service
Newport News, Virginia	1,400	Customer Service
Richmond, Virginia	1,800	Customer Service

SPECIALTY COMPOSITES

Indianapolis, Indiana	155,800	Manufacturing/Distribution/Customer Service
Newark, Delaware	79,650	Manufacturing/Distribution
Newark, Delaware	61,642	Warehouse/Distribution

(1)	This facility also serves as an international distribution center.

(2)	This facility’s primary function is manufacturing safety products.

(*)	Less than 1,000 square feet.

The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company’s requirements for the foreseeable future. All of the Company’s facilities are leased except for the following facilities owned by the Company: (i) the Safety Products manufacturing facility in Indianapolis, (ii) the Specialty Composites manufacturing/distribution facility in Indianapolis, (iii) the Specialty Composites manufacturing facility in Newark, and (iv) the Peltor manufacturing/distribution facility in Varnamo, Sweden. The Company believes that it will be able to renew each of its leases upon their respective expiration dates on commercially reasonable terms. In addition, the Company believes that it would be able to lease suitable additional or replacement space on commercially reasonable terms.

Back to Contents

Item 3. Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the merger agreement with AC Safety Acquisition Corp. (the “Merger Agreement”), Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from April 7, 2004 (the “Acquisition Date”). Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

At September 30, 2004 and September 30, 2003, the Company has recorded liabilities of approximately $5.4 million and $4.5 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve Aearo Corporation and its subsidiaries, including the Company. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders

On October 10, 2004, the Company held a special meeting of stockholders. The stockholders approved the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the year ending September 30, 2005 with a total of 2,459,403 votes in favor and 58,596 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 2,459,403 votes in favor of each director and 58,596 abstention votes for each director: Michael A. McLain, Douglas R. Korn and John D. Howard.

Back to Contents

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established trading market for our common stock. As of December 1, 2004, one hundred percent of our stock was held by our parent, Aearo Corporation. As of December 1, 2004, there were outstanding 2,492,618 shares of common stock, par value $0.01 per share, of AC Safety Holding Corp. (“AC Safety Common Stock”) the parent of Aearo Corporation. Substantially all of the AC Safety Common Stock is held, collectively, by Affiliates of Bear Stearns Merchant Capital II, L.P., Vestar Capital Partners, L.P. (together with certain related persons, “Vestar”) and management. As of December 1, 2004 there were 56 shareholders of record of AC Safety Common Stock.

On April 7, 2004, the Company paid a dividend of $14.3 million to Aearo Corporation in connection with the Merger Agreement to retire the outstanding debt of Aearo Corporation.

Back to Contents

Item 6. Selected Financial Data

On April 7, 2004, the Company’s parent, Aearo Corporation, was acquired by AC Safety Holding Corp. and its subsidiary AC Safety Acquisition Corp. for $409.1 million. AC Safety Acquisition Corp. was merged into Aearo Corporation. The Company continues to be wholly-owned by Aearo Corporation, however, on the acquisition date, 100% of the purchase price paid for Aearo Corporation was pushed down to the Company. Accordingly, the historical consolidated financial information of the predecessor Aearo Company I is not comparable to the consolidated information of the successor Aearo Company I for the period after March 31, 2004.

The selected historical financial data as of and for the periods ended September 30, 2000, 2001, 2002, 2003 and March 31, 2004 are derived from the consolidated financial statements of predecessor Aearo Company I and subsidiaries. The selected historical financial data as of and for the six months ended September 30, 2004 is derived from the consolidated financial statements of successor Aearo Company I and subsidiaries and should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

								Six Months Ended March 31, 2004		Successor Six Months Ended September 30, 2004
	Predecessor

			Years Ended September 30,

	2000		2001	2002		2003

Statement of Operations Data:
Net Sales —
Safety Products	$219,685		$206,358	$208,538		$242,263		$127,964		$146,393
Safety Prescription Eyewear	39,913		39,076	40,834		40,028		20,337		19,503
Specialty Composites	45,877		38,428	37,495		34,137		21,278		27,365

Total net sales	305,475		283,862	286,867		316,428		169,579		193,261
Cost of Sales	160,759		155,213 (2)	150,397	(3)	164,019	(4)	89,056		118,491 (6)

Gross profit	144,716		128,649	136,470		152,409		80,523		74,770
Operating Expenses —
Selling and administrative	95,560		87,286	91,903		101,257		56,835		56,752
Research and technical service	5,528		5,162	5,740		6,402		3,623		4,028
Amortization expense	6,859		6,530	6,293		267		242		2,631
Other charges (income), net	(242)		680	1,475		1,737		(506)		1,545
Restructuring charge	—		9,077 (2)	(100	)(3)	—		(1,091	)(5)	—

Operating income	37,011		19,914	31,159		42,746		21,420		9,814
Interest expense, net	24,479		23,755	20,091		19,456		10,836		15,908

Income (loss) before income
taxes	12,532		(3,841)	11,068		23,290		10,584		(6,094)
Provision (benefit) for income
taxes	3,539		(1,907)	1,774		2,603		2,020		(984)

Net income (loss)	$8,993		$(1,934)	$9,294		$20,687		$8,564		$(5,110)

Other Data:
Depreciation and amortization	16,915		16,653	17,251		11,369		6,173		7,651
Capital expenditures	9,552		7,799	9,653		10,316		5,006		4,521
Ratio of earnings to fixed
charges (1)	1.5	x	—	1.5	x	2.1	x	1.9	x	—

Balance Sheet Data (at period-end):
Total assets	$266,864		$261,302	$270,169		$293,516		$298,099		$516,372
Debt	199,819		202,229	195,562		213,553		196,463		304,481
Stockholder’s equity	15,949		$9,743	21,527		33,458		43,714		82,092

Back to Contents

Notes to Selected Financial Data:

1.	Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs)and a portion of rent expense assumed to be interest. Earnings for the year ended September 30, 2001were inadequate to cover fixed charges by $3.8 million. Earnings for the six month period ended September 30, 2004 were inadequate to cover fixed charges by $6.1 million.

2.	On September 30, 2001, the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan included the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company’s Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines (See Note 16 of Notes to Consolidated Financial Statements).

3.	During fiscal 2002, the Company reversed $ 0.6 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The inventory provision of $0.5 million was classified as cost of sales with the remaining $0.1 million classified as operating expenses.

4.	During fiscal 2003, the Company reversed $ 0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory. The inventory provision of $0.3 million was classified as cost of sales.

5.	During the six month period ended March 31, 2004, the Company reversed $1.1 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate related to amounts for non-cancelable lease obligations due to the renegotiation of the subject lease that was completed in the second quarter.

6.	As a result of the Merger Agreement on April 7, 2004, the Company recorded a non-recurring charge of $ 17.1 million resulting from the write-up of inventory required by Statement of Financial Accounting Standards (“SFAS”) No. 141 on the merger date and subsequent sale of such inventory.

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aearo is a global leader in the hearing, eye, face, head and respiratory protection segments of the $12.7 billion global personal protection equipment, or PPE, market. We manufacture hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, fall protection equipment, hard hats and first aid kits that enhance the health and safety of workers. Our products are manufactured and marketed under the brand names AOSafety®, E-A-R®, Peltor® and SafeWaze™, which are well known in the PPE market. We also manufacture a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. These products are marketed under our brand name E-A-R® Specialty Composites.

We are committed to be the PPE market leader with value-added products and global, leading brands. We believe that the strength of our brand names, our reputation for developing and providing high-quality, innovative products, our intensive coverage of multiple distribution channels targeting a wide array of end-users, our broad product offering, and our commitment to providing a high level of customer service have enabled us to achieve leading positions in market segments in which we compete.

We sell our products in more than 70 countries and approximately 40% of our sales are now made outside of the United States. Accordingly, our businesses are affected by levels of industrial activity and economic conditions in the U.S. and in other countries where our products are sold and by the relationship of the U.S. dollar to other currencies.

The PPE market is driven in part by the introduction and continued adherence to increased governmental safety standards for the health and safety of workers. Within the United States and Europe, we anticipate that regulators will continue to enforce compliance as well as introduce new safety standards. The PPE market is also highly competitive and therefore requires dedication to the introduction of new products and product line extensions as well as productivity improvements.

In recent years the Company has focused on initiatives intended to foster share growth in our core markets through superior product innovation, differentiated “go-to-market” strategies and improved emerging market penetration. In addition, we seek to accelerate the penetration of non-industrial end markets such as consumer, military and construction.

The Company has used selective acquisitions, in targeted markets or product lines, to enhance its strategies. Over the past nine years we have made eleven acquisitions, with the most recent being the March 2003 acquisition of the SafeWaze brand name, which brought the fall protection product line and greater access to the construction channel.

On March 10, 2004, Aearo Corporation, the Company’s parent, entered into a Merger Agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the “Merger”). Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.1 million, including estimated fees and expenses. The Merger was financed with approximately $303.7 million of new debt consisting of $175.0 million of 8.25% senior subordinated notes and a $125.0 million senior credit facility, $3.7 million of assumed debt, $4.1 million of cash and $101.3 million of equity. Aearo Corporation accounted for the Merger in accordance with SFAS No. 141, “Business Combinations”, and allocated the purchase price to assets and liabilities based on their fair values. Aearo Corporation’s new basis of accounting was pushed down to the Company, therefore, the historical financial information of the predecessor Aearo Company I is not comparable to the financial information of the successor Aearo Company I for the period after March 31, 2004.

Back to Contents

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates, judgments, assumptions and subjective interpretations of accounting principles that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company revises its estimates and assumptions as new information becomes available.

The Company believes the following policies involve a higher degree of judgment and/or complexity.

Basis of Presentation – The acquisition of our parent, Aearo Corporation, was accounted for as a business combination in accordance with SFAS No 141, “Business Combinations”. The purchase price was allocated to assets and liabilities based on their fair values as determined by management and resulted in a new basis of accounting as of April 1, 2004. The new basis of accounting was pushed down to the Company and therefore, historical financial information of the Company is not comparable to the financial information of the Company for the periods after March 31, 2004.

Derivatives – In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company bifurcated an embedded call option in our Senior Subordinated Notes, because it was determined to not be clearly and closely related to the debt host. Valuation methodologies used to value such derivatives are complex and the assumptions used in the valuation model for credit spreads, interest rate trends and others are highly judgmental. This derivative will be marked to market each quarter with a corresponding (gain) or loss to other (income)/expense.

Income Taxes – The Company is included in the consolidated tax returns filed by Aearo Corporation. All taxes are recorded as if separate, standalone returns are filed. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred tax asset for net operating losses is dependent on generating sufficient future taxable income in the United States prior to the expiration of the net operating losses and credit carryforwards, which expire over various periods ranging from 2010 to 2021 and are subject to certain limitations on their use after the merger transaction. In its evaluation of the adequacy of the valuation allowance, the Company assesses prudent and feasible tax planning strategies. Due to the uncertainties of realizing these tax benefits, the Company has recorded a full valuation allowance against these net operating losses and credit carryforwards. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Product Liabilities – The Company has established reserves for potential product liabilities that arise out of the use of the Company’s products. A significant amount of judgment is required to quantify the Company’s ultimate exposure in these matters and the reserve is estimated based on currently available information and historical claims experience. From time to time, the Company may seek the assistance of an independent consultant to assess the adequacy of the reserve. While the Company believes that the current level of reserve is adequate, changes in the future could impact these determinations.

Back to Contents

Pension Plan – The valuation of the Company’s pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company’s pension reporting are reviewed annually and compared with external benchmarks and internal operating trends to assure that they accurately account for future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expense and funding requirements. The Company adopted the provisions SFAS No. 132(R), “Employer Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” effective January 1, 2004.

Revenue Recognition and Allowance for Doubtful Accounts – The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer’s credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Goodwill and Impairment of Long-Lived Assets – SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In testing for a potential impairment of goodwill, SFAS No. 142 requires the Company to individually allocate and assign the carrying value of assets and liabilities (including goodwill) to specific reporting units or business segments, estimate the fair value of the reporting units or business segments, and determine goodwill impairment by comparing the estimated fair value to the assigned carrying value. The process of evaluating the potential impairment is highly subjective and requires significant judgment at many points during the analysis. The Company evaluates long-lived assets, including other intangible assets, of identifiable reporting units for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. Cash flows used in the potential impairment evaluation are based on management’s estimates and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

Back to Contents

Results of Operations

The following discussion provides a comparison of the results of operations for the successor company and that of the predecessor company on a combined basis for the fiscal year ended September 30, 2004 with the historical results of operations of the predecessor company for the fiscal years ended September 30, 2002 and 2003, respectively. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. The combined results of operations for the fiscal year ended September 30, 2004 include the results of operations of the predecessor company for the six months ended March 31, 2004, combined with the results of operations of the successor company for the six months ended September 30, 2004. The combined financial information for the year ended September 30, 2004 is merely additive and does not give proforma effect to the Merger transaction. Our results of operations after March 31, 2004 are not comparable to the results of operations of the predecessor company for the periods prior to April 1, 2004. The information in the section, “Fiscal 2004 Compared to Fiscal 2003,” should be read in conjunction with the consolidated financial statements and related notes thereto.

The following table sets forth the major components of the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended September 30,

	2002	2003	2004 (1)

Net sales:
Safety Products	72.7%	76.6%	75.6%
Safety Prescription Eyewear	14.2	12.6	11.0
Specialty Composites	13.1	10.8	13.4

Total net sales	100.0	100.0	100.0
Cost of sales	52.4	51.8	57.2

Gross profit	47.6	48.2	42.8
Selling and administrative	32.0	32.0	31.3
Research and technical services	2.0	2.1	2.1
Amortization expense	2.2	0.0	0.8
Other charges (income), net	0.5	0.6	0.3
Restructuring charge	0.0	0.0	(0.3)

Operating income	10.9%	13.5%	8.6%

(1)	Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.

Fiscal 2004 Compared to Fiscal 2003

Net sales in the year ended September 30, 2004 increased 14.7% to $362.8 million from $316.4 million in the year ended September 30, 2003. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments, the impact of the SafeWaze acquisition on March 14, 2003 and foreign currency translation. The weakness of the U.S. dollar and the SafeWaze acquisition favorably impacted net sales by $11.6 million and $4.5 million, respectively. The Safety Products segment net sales in the year ended September 30, 2004 increased 13.2% to $274.4 million from $242.3 million in the year ended September 30, 2003. The increase in net sales resulted from a 6.7% increase in organic growth, a 4.6% increase due to foreign currency translation and a 1.9% increase due to the acquisition of SafeWaze. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for nine consecutive quarters. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2004 decreased slightly to $39.8 million from $40.0 million in the year ended September 30, 2003. Specialty Composites’ net sales in the year ended September 30, 2004 increased 42.5% to $48.6 million from $34.1 million in the year ended September 30, 2003. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment which has been experiencing positive sales trends in the last five quarters.

<

Back to Contents

Gross profit for the year ended September 30, 2004 increased 1.9% to $155.3 million from $152.4 million for the year ended September 30, 2003. Gross profit for 2004 was adversely affected by a non-recurring charge of $17.1 million resulting from the write-up of inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Excluding the effects of the purchase accounting adjustment, gross profit as a percentage of net sales for the year ended September 30, 2004 was 47.5% as compared to 48.2% for the year ended September 30, 2003. The slight decline in the gross profit percentage, exclusive of the non-recurring charge, is primarily due to unfavorable product mix partially offset by productivity improvements and the impact of foreign currency translation. The Safety Products segment gross profit in the year ended September 30, 2004, excluding the effects of the purchase accounting adjustment, increased 9.8% to $133.4 million from $120.0 million in the year ended September 30, 2003. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy, the Company’s ability to successfully introduce new products into the markets it serves, and the favorable impact of foreign currency translation. The Safety Prescription Eyewear segment gross profit in the year ended September 30, 2004, excluding the effects of the purchase accounting adjustment, decreased slightly to $18.5 million from $18.9 million in the year ended September 30, 2003, primarily a result of the slight decline in sales volume and the mix in sales of our products. Specialty Composites’ gross profit in the year ended September 30, 2004, excluding the effects of the purchase accounting adjustment, increased 61.5% to $18.8 million from $11.7 million in the year ended September 30, 2003. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption.

Operating expenses for the year ended September 30, 2004 increased 13.1% to $124.1 million from $109.7 million for the year ended September 30, 2003. The increase in operating expenses was primarily driven by an increase in selling and administrative, research and technical services expenses and amortization expense, partially offset by the restructuring provision adjustment and other charges, net. Selling and administrative expenses included approximately $1.1 million of expenses due to the acquisition of SafeWaze, $3.2 million due to foreign currency translation, $1.7 million due to variable selling expenses, as well as increased marketing expenses to support new product launches and build brand support. Selling and administrative expenses as a percentage of net sales improved to 31.3% in the year ended September 30, 2004 as compared to 32.0% for the year ended September 30, 2003. Depreciation and amortization expense increased approximately $1.7 million due to the fair value allocation of purchase price to tangible assets and finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. The restructuring provision adjustment of $1.1 million of income was the result of a change in estimate relating to non-cancelable leases. The decrease in other charges, net was attributed to a reduction in foreign currency transaction expenses partially offset by the bond call premium of $1.5 million as a result of the Merger Agreement.

Operating income for the year ended September 30, 2004 decreased 26.9% to $31.2 million from $42.7 million for the year ended September 30, 2003. Operating income in 2004 included a non-recurring charge of $17.1 million resulting from the write-up of inventory and the $1.7 million increase in depreciation and amortization as required by SFAS No. 141 on the merger date due to purchase accounting. Excluding the effects of the purchase accounting adjustment, operating income increased by $7.3 million and as a percentage of net sales for the year ended September 30, 2004 increased to 13.8% from 13.5% for the year ended September 30, 2003.

Back to Contents

Interest expense, net, for the year ended September 30, 2004 increased to $26.7 million from $19.6 million for the year ended September 30, 2003. Interest expense for the year ended September 30, 2004 included the write-off of approximately $3.9 million for deferred financing fees related to the redemption of the 12.50% senior subordinated notes and the repayment of the Company’s old senior bank facilities. In addition, the Company incurred an incremental 30 days of interest of $1.0 million on the 12.50% senior subordinated notes between the call date for the 12.50% senior subordinated notes and the redemption date. The balance of the increase is due to the higher level of borrowings under the Company’s new credit facility and the 8.25% senior subordinated notes.

The provision for income taxes for the year ended September 30, 2004 was $1.0 million compared to $2.6 million for the year ended September 30, 2003. The effective tax rate for the year ended September 30, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company’s foreign and domestic subsidiaries. The Company’s foreign subsidiaries had taxable income in their foreign jurisdictions while the Company’s domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits for net operating losses have been partially offset by a valuation allowance.

Fiscal 2003 Compared to Fiscal 2002

Net sales for the year ended September 30, 2003 increased 10.3% to $316.4 million from $286.9 million for the year ended September 30, 2002. The increase in sales was primarily driven by organic growth in the Safety Products segment, the impact of foreign currency translation, and acquisitions, partially offset by declines in the Safety Prescription Eyewear and Specialty Composites segments. The weakness of the U.S. dollar relative to other currencies and acquisitions favorably impacted net sales by $13.7 million and $10.9 million, respectively. The Safety Products segment net sales for the year ended September 30, 2003 increased 16.2% to $242.3 million from $208.5 million for the year ended September 30, 2002. The increase in net sales resulted from a 5.9% increase due to organic growth, a 6.5% increase due to foreign currency translation and a 3.8% increase due to acquisitions. The Safety Prescription Eyewear segment net sales for the year ended September 30, 2003 decreased 2.0% to $40.0 million from $40.8 million for the year ended September 30, 2002. The decrease in net sales resulted from a 9.9% reduction in volume, partially offset by a 7.3% increase due to the acquisitions, with the remainder due to the impact of foreign currency translation. The Specialty Composites segment net sales for the year ended September 30, 2003 decreased 9.0% to $34.1 million from $37.5 million for the year ended September 30, 2002. The decrease was primarily driven by volume declines in the automotive and truck markets.

Gross profit for the year ended September 30, 2003 increased 11.7% to $152.4 million from $136.5 million for the year ended September 30, 2002. The increase in gross profit is primarily due to productivity improvements, acquisitions, volume and the impact of foreign currency translation. Gross profit as a percentage of net sales for the year ended September 30, 2003 improved by 0.6% to 48.2% as compared to 47.6% for the year ended September 30, 2002. The increase in gross margin percentage was primarily due to product mix, productivity improvements, volume and the impact of foreign currency translation.

Operating expenses for the year ended September 30, 2003 increased 4.1% to $109.7 million from $105.3 million for the year ended September 30, 2002. The increase in operating expenses was primarily driven by an increase in selling and administrative expenses and research and technical services expense, partially offset by a decrease in amortization expense. The 10.2% increase in selling and administrative expenses resulted from a 3.3% increase due to foreign currency translation, a 3.5% increase due to acquisitions, a 2.6% increase due to compensation expense, which includes the costs of increased benefits and variable incentives, and the remaining 0.6% due to product launches and marketing support. Research and technical services expense increased $0.7 million due to product development initiatives. Amortization expense decreased $6.0 million due to the adoption of SFAS No. 142 which requires the Company to discontinue amortizing goodwill and other intangible assets with indefinite useful lives. Amortization expense would have been reduced by approximately $6.0 million had the provisions of SFAS No. 142 been adopted for the year ended September 30, 2002. Selling and administrative expenses as a percentage of net sales were unchanged at 32.0% for the years ended September 30, 2003 and 2002, respectively.

Back to Contents

Primarily as a result of the factors discussed above, operating income increased $11.6 million or 37.2% for the year ended September 30, 2003 from $31.1 million for the year ended September 30, 2002. Operating income as a percentage of net sales for the year ended September 30, 2003 was 13.5% as compared to 10.9% for the year ended September 30, 2002.

Interest expense, net for the year ended September 30, 2003 decreased 2.5% to $19.6 million from $20.1 million for the year ended September 30, 2002. The decrease is attributed to lower interest rates during the year ended September 30, 2003 as compared to the year ended September 30, 2002.

The provision for income taxes for the year ended September 30, 2003 was $2.6 million compared to $1.8 million for the year ended September 30, 2002. The Company’s effective tax rate was different from the statutory rate due to the mix of income between the Company’s foreign and domestic subsidiaries. The Company’s foreign subsidiaries had taxable income in their foreign jurisdictions while the Company’s domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits for net operating loss carry-forwards have been partially offset by a valuation allowance.

Effects of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company’s selling and distribution costs are also denominated in these currencies, a large portion of product costs is U.S. dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor®, the Company’s operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company may utilize forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the Company’s revenues or results of operations.

Merger Agreement

On March 10, 2004, Aearo Corporation, the Company’s parent, entered into a Merger Agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004. Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.1 million, including estimated fees and expenses. The Merger was financed with approximately $303.7 million of new debt consisting of $175.0 million of 8.25% senior subordinated notes and a $125.0 million senior credit facility, $3.7 million of assumed debt, $4.1 million of cash and $101.3 million of equity.

Liquidity and Capital Resources

The Company’s sources of funds have consisted primarily of operating cash flow and debt financing. The Company’s uses of those funds consist principally of debt service, capital expenditures and acquisitions.

Back to Contents

At September 30, 2003, the Company’s debt structure included: (a) $98.0 million of 12.50% Senior Subordinated Notes due 2005 (the “12.50% Notes”) issued under an indenture dated as of July 11, 1995 (the “Notes Indenture”) and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the “Term Loans”) with a portion of the Term Loans denominated in foreign currencies and (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes (collectively the “Senior Bank Facilities”). The amounts outstanding under the Term Loans, Revolving Credit Facility and the 12.50% Notes at September 30, 2003, were approximately $85.1 million, $11.7 million and $98.0 million, respectively.

On March 10, 2004, Aearo Corporation, the Company’s parent, entered into a Merger Agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. Pursuant to the terms of the Merger Agreement, on April 7, 2004, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly owned subsidiary of AC Safety Holding Corp. In connection with this transaction, the Company (i) repaid all outstanding amounts under the Senior Bank Facilities, terminated all commitments under that facility and redeemed the 12.50% Notes and (ii) entered into a new senior credit facility, consisting of a $125.0 million term loan facility due 2011 at a variable interest rate based on the London Interbank Offering Rate (“LIBOR”) (1.54%) plus 275 basis points and a $50.0 million revolving credit facility (collectively the “New Credit Facility”) and (iii) issued $175.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”) in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The amounts outstanding under the New Credit Facility and 8.25% Notes at September 30, 2004, were approximately $126.0 million and $175.0 million, respectively. Under the terms of the New Credit Facility and the indenture governing the 8.25% Notes, the Company is required to comply with certain financial covenants and restrictions. The Company was in compliance with all financial covenants and restrictions as of September 30, 2004. At September 30, 2004, the Company’s available lines of credit totaled approximately $48.6 million.

The Company typically makes capital expenditures related primarily to new product development and the maintenance and improvement of its manufacturing facilities. The Company’s principal source of cash to fund these capital requirements is cash from operations. The Company spent $9.5 million for capital expenditures for the year ended September 30, 2004. The Company spent $9.9 million, plus an additional $0.4 million under capital leases, for capital expenditures for the year ended September 30, 2003 and spent $8.2 million, plus an additional $1.4 million under capital leases, for capital expenditures for the year ended September 30, 2002. The Company plans to spend approximately $11.5 million for capital expenditures in fiscal year 2005.

The Company’s net cash provided by operating activities for the year ended September 30, 2004 totaled $41.0 million as compared to $36.7 million for the year ended September 30, 2003. The increase of $4.3 million was due primarily to a $4.9 million increase related to the improvement in net income adjusted for cash and non-cash charges (depreciation, inventory purchase accounting adjustment, amortization, deferred taxes and other), partially offset by a $0.6 million decrease related to the net changes in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by a decrease in cash from receivables, inventory and income taxes, partially offset by an increase in cash from accounts payable and accrued liabilities and other, net.

Net cash used for investing activities was $9.5 million for the year ended September 30, 2004 as compared to $22.5 million for the year ended September 30, 2003. The decrease in net cash used by investing activities is primarily attributed to acquisitions in the year ended September 30, 2003.

Net cash used for financing activities for the year ended September 30, 2004 was $10.5 million compared with net cash used by financing activities for the year ended September 30, 2003 of $25.0 million. The change is primarily due to the financing of the merger transaction which closed on April 7, 2004.

Back to Contents

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Over the 11 year period ended September 30, 2004, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.3%. Considering this information and the potential for lower future returns due to the generally lower interest rate environment, the Company selected an 8.0% rate of return on plan asset assumption. Actual asset returns for the Company’s pension plan improved in the last two fiscal years after two years of negative returns. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on annual pension expense. The discount rate was also unchanged at 6.0% for the fiscal year ended September 30, 2004. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.1 million impact on annual pension expense.

The variability of asset returns and discount rates may have either a favorable or unfavorable impact on the Company’s pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions were required to be made in fiscal 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Fiscal year 2005	$1,121
Fiscal year 2006	466
Fiscal year 2007	618
Fiscal year 2008	830
Fiscal year 2009	1,214
Fiscal year 2010 – 2014	6,784

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating, capital expenditures and debt service requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained.

Contractual Obligations

The Company has the following minimum commitments under contractual obligations including purchase obligations, as defined by the U.S. Securities and Exchange Commission as of September 30, 2004:

	2005	2006-2007	2008-2009	2010 and after	Total

Capital lease obligations	$353	$705	$368	$32	$1,458
Operating lease obligations	3,296	5,118	4,357	4,163	16,934
Mortgage obligations	359	2,048	—	—	2,407
Purchase obligations	809	2,786	—	—	3,595
Respiratory commitment	400	800	800	800	2,800
Long term debt	21,794	43,403	43,173	320,028	428,398

Total	$27,011	$54,860	$48,698	$325,023	$455,592

Back to Contents

The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.7 million for taxes worldwide in fiscal 2004 and does not anticipate significant changes to its tax obligations in the future. The Company has approximately $1.4 million of letters of credit outstanding as of September 30, 2004 and does not anticipate significant changes to its outstanding letters of credit in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Risk Factors

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

Our substantial indebtedness could have important consequences. For example, it could make it more difficult for us to satisfy our obligations with respect to our indebtedness; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, expansion through acquisitions and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability, among other things, to borrow additional funds.

A continued decline in North American and European manufacturing employment could significantly reduce the demand for our products.

We sell a significant percentage of our products to customers in the manufacturing sector in the United States, Canada and Europe. There has been a general decline in manufacturing employment in North America and Europe due to increased automation and worker productivity and due to the relatively low cost of labor in other countries. Manufacturing businesses tend to reduce their output and shed part of their workforce during economic downturns. If the manufacturing sector in the United States, Canada or Europe continues to experience a decline in manufacturing employment, a number of our customers are likely to purchase fewer of our products or default on their payment obligations to us, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, to the extent manufacturing operations are transferred to countries where safety product spending per worker is significantly lower, our sales would be adversely affected.

The markets in which we compete are highly competitive. The competitive pressures we face could materially and adversely affect our business, results of operations and financial condition.

The PPE market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand-name recognition and, to a lesser extent, price. Some of our competitors have greater financial and other resources than we do and our cash flows from operations could be adversely affected by competitors’ product innovations and pricing changes made by us in response to competition from existing or new competitors. Individual competitors have advantages and strengths in different sectors of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time and price. Some of our competitors also have greater access to capital and technological resources and we may not be able to compete successfully with them.

Back to Contents

If we fail to successfully introduce new products, we may lose market position and our financial –performance may be negatively impacted.

In most markets in which we compete, there are frequent introductions of new products and product line extensions. If we are unable to identify emerging consumer and technological trends, maintain and improve the competitiveness of our products and introduce these products on a global basis, we may lose market position, which could have a material adverse effect on our business, financial condition and results of operations. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

If we are unable to retain senior executives and other qualified professionals, our growth may be hindered, which could negatively impact our results of operations.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is intense. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Our results of operations could be materially and adversely affected if we are unable to attract, hire, train and retain qualified personnel. Our success also depends to a significant extent on the continued service of our management team. The loss of any member of the management team could have a material adverse effect on our business, results of operations and financial condition.

Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our sales could be materially and adversely affected.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. We face lawsuits from time to time alleging that our products infringe third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. Additionally, we may find it necessary to initiate litigation to protect our intellectual property. Litigation can be costly and time consuming. Litigation expenses, or any damage payments, loss of market share, or loss of intellectual property rights resulting from third party claims, could be significant and result in material losses to us. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. While we have been issued patents and have registered trademarks with respect to many of our products, our competitors could independently develop similar or superior products or technologies, duplicate any of our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

Back to Contents

Product liability claims could have a material adverse effect on our operating results.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Although we have not experienced any material uninsured losses due to product liability claims, it is possible that we could experience material losses in the future.

In particular, we are a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. Cabot Corporation is contractually obligated to indemnify us for any losses, including costs of defending claims resulting from respiratory products manufactured prior to our acquisition of the business in July 1995. Nevertheless, we could potentially be liable for these losses or claims if Cabot Corporation fails to meet its obligations to indemnify us. We could also be liable if the alleged exposure involved the use of products manufactured by us after our July 1995 acquisition of the business. Cabot Corporation is currently handling the defense of all the cases, and to date we have not incurred any material costs with respect to these lawsuits. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential liability, if any, for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, bankruptcy filings of companies with asbestos and silica-related litigation could increase our cost over time. If we are found liable in these cases and Cabot Corporation fails to meet its indemnification obligations to us, it would have a material adverse effect on our business.

Also, in the event any of our products proves to be defective, we could be required to recall or redesign such product. We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.

We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our results of operations.

Our international operations are subject to various uncertainties, and a significant reduction in international sales of our products could have a material adverse effect on our results of operations.

Our international operations are subject to various political, economic and other uncertainties which could adversely affect our business. A significant reduction of our international business would

Back to Contents

adversely affect our revenues. We operate manufacturing distribution and sales facilities in eight foreign countries and sell our products in more than 70 countries. Approximately 40% of our fiscal 2004 net sales were made in foreign countries. These risks include unexpected changes in regulatory requirements; currency exchange rate fluctuations; changes in trade policy or tariff regulations; customs matters; longer payment cycles; higher tax rates and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; additional tax withholding requirements; intellectual property protection difficulties; difficulty in collecting accounts receivable; complications in complying with a variety of foreign laws and regulations, many of which conflict with United States laws; costs and difficulties in integrating, staffing and managing international operations; and strains on financial and other systems to properly administer VAT and other taxes.

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations internationally, it could have a material adverse effect on our business, results of operations or financial condition.

We expect that international sales will continue to represent a significant percentage of our net sales, which exposes us to currency exchange rate fluctuations. An increase in the value of the U.S. dollar or Swedish Krona could materially and adversely affect our results of operations.

Because a significant percentage of our net sales are made in foreign countries, our results of operations are subject to risks associated with fluctuations in currency exchange rates. While many of our selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to other currencies can have a negative impact on our profitability. Also, our Swedish operations are affected by changes in exchange rates relative to the Swedish Krona, and an increase in the value of the Krona relative to other currencies can have a negative impact on our profitability. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We may be unable to successfully execute or effectively integrate acquisitions, which may adversely affect our results of operations.

One of our key operating strategies is to selectively pursue acquisitions. Acquisitions involve a number of risks including failure of the acquired businesses to achieve the results we expect; diversion of our management’s attention from operational matters; our inability to retain key personnel of the acquired businesses; risks associated with unanticipated events or liabilities; the potential disruption of our existing business; and customer dissatisfaction or performance problems at the acquired businesses.

If we are unable to integrate or successfully manage a business that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and revenue growth. This may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in our senior credit facility and the indenture may further limit our ability to complete acquisitions. In addition, we may in the future pursue acquisitions of a significantly larger scale than in the past, in which case the risks described would be intensified. The realization of all or any of the risks described above could materially and adversely affect our business, results of operations and financial condition.

We do not have long-term contracts with many of our customers.

We do not have contracts with many of our customers, and a significant portion of the customer contracts that we do have, are not long-term contracts. A significant number of our customers may terminate their relationships with us at any time, which could have a material adverse effect on our business, results of operations and financial condition.

Back to Contents

Our results of operations and net sales are dependent on existing regulations and standards. If these regulations or standards are changed, such results and sales could be materially and adversely affected.

Our net sales may be materially and adversely affected by changes in safety regulations and standards covering industrial workers in the United States, Canada and Europe, including those of OSHA, NIOSH and CE. Our net sales could also be adversely affected by a reduction in the level of enforcement of such regulations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. If demand for our products is reduced, our results of operations and net sales could be materially and adversely affected.

Back to Contents

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks related to changes in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivatives are for purposes other than trading. The Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on October 1, 2000, as amended. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

Foreign Currency Risk

The Company’s results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company’s selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company’s Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company.

To mitigate the effects of changes in foreign currency rates on profitability, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the years ended September 30, 2004, 2003 and 2002, net transaction exposures were a loss of $0.5 million, a gain of $0.3 million and a loss of $0.2 million, respectively. For the years ended September 30, 2004, 2003 and 2002, cash flow exposures were a loss of $0.8 million, $2.0 million and $0.6 million, respectively. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in euros.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Since the Company had no open forward foreign currency contracts as of September 30, 2004, the Company had recorded no derivative asset or liability at September 30, 2004. As a result of open forward foreign currency contracts at September 30, 2003, the Company had recorded a $0.4 million derivative payable as of September 30, 2003.

The Company may also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a loss of approximately $0.2 million, a gain of approximately $1.0 million and a gain of approximately $0.5 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility through September 30, 2003. The collar floor was set at 2% LIBOR and the ceiling was set at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133 and, accordingly, the changes in fair value were charged directly to earnings. Approximately $0.2 million was expensed to earnings for the year ended September, 2003. No amounts were recorded to income or expense related to the interest rate collar for the year ended September 30, 2002.

Back to Contents

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004 at a strike price of 1.13 % LIBOR. The approximate fair value of the cap at September 30, 2004 and September 30, 2003 was $0.1 million. The Company has not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, any fair value adjustment is charged directly to other income/(expense). During the twelve months ended September 30, 2004, there was no change in the value of the interest rate cap.

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

Back to Contents

Item 8. Financial Statements and Supplementary Data

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Aearo Company I:

We have audited the accompanying consolidated balance sheet of Aearo Company I and subsidiaries (“Aearo – Successor”) as of September 30, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the six months ended September 30, 2004. We have also audited the accompanying consolidated balance sheet of Aearo Company I and subsidiaries (“Aearo – Predecessor”) as of September 30, 2003 and the related statements of operations, stockholder’s equity and cash flows for the six months ended March 31, 2004 and for the years ended September 30, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of management of the Companies. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above of Aearo – Successor present fairly, in all material respects, the financial position of Aearo – Successor at September 30, 2004, and the results of their operations and their cash flows for the six months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the consolidated financial statements referred to above for Aearo – Predecessor present fairly, in all material respects, the financial position of Aearo – Predecessor as of September 30, 2003 and the results of their operations and their cash flows for the six months ended March 31, 2004 and the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 7, 2004, the Company was acquired by AC Safety Holding Corporation. The transaction was accounted for as a business combination and the bases of assets and liabilities were adjusted to their fair values. Accordingly, the consolidated financial statements as of and for the six months ended September 30, 2004 are not comparable with prior periods.

DELOITTE & TOUCHE LLP
 Indianapolis, Indiana
December 23, 2004

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)

	Predecessor	Successor

	September 30,	September 30,
	2003	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,301	$27,724
Accounts receivable (net of allowance for doubtful accounts of $1,358 and $ 1,334, respectively)	49,146	54,159
Inventories	37,269	40,849
Deferred and prepaid expenses	7,321	4,146

Total current assets	101,037	126,878

LONG TERM ASSETS:
Property, plant and equipment, net	48,869	54,750
Goodwill, net of accumulated amortization of $28,924 as of September 30, 2003	81,770	133,745
Other intangible assets, net	57,887	185,855
Other assets	3,953	15,144

Total assets	$293,516	$516,372

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$17,767	$1,639
Accounts payable and accrued liabilities	44,043	46,730
Accrued interest	2,566	6,996
U.S. and foreign income taxes	1,746	1,648

Total current liabilities	66,122	57,013

LONG TERM LIABILITIES:
Long-term debt	180,786	302,842
Deferred income taxes	1,609	59,699
Due to parent	207	—
Other liabilities	11,334	14,726

Total liabilities	260,058	434,280

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value–
Authorized—100 shares
Issued and outstanding—100 shares	—	—
Paid in capital	32,531	101,610
Retained earnings (deficit)	7,713	(19,415)
Accumulated other comprehensive loss	(6,786)	(103)

Total stockholder’s equity	33,458	82,092

Total liabilities and stockholder’s equity	$293,516	$516,372

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

     AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Predecessor			Successor

	Years Ended		Six	Six
	September 30,		Months Ended	Months Ended
			March 31,	September 30,
	2002	2003	2004	2004

Net sales	$286,867	$316,428	$169,579	$193,261
Cost of sales	150,897	164,289	89,056	118,491
Restructuring	(500)	(270)	—	—

Gross profit	136,470	152,409	80,523	74,770

Selling and administrative	91,903	101,257	56,835	56,752
Research and technical services	5,740	6,402	3,623	4,028
Amortization	6,293	267	242	2,631
Other charges	1,475	1,737	(506)	1,545
Restructuring	(100)	—	(1,091)	—

Operating income	31,159	42,746	21,420	9,814
Interest income	(175)	(107)	(53)	(33)
Interest expense	20,266	19,563	10,889	15,941

Income (loss) before provision for
income taxes	11,068	23,290	10,584	(6,094)
Provision (benefit) for income taxes	1,774	2,603	2,020	(984)

Net income (loss)	$9,294	$20,687	$8,564	$(5,110)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands)

						Accumulated
	Common			Additional	Retained	Other		Comprehensive
				Paid In	Earnings	Comprehensive		Income
	Shares	Amount		Capital	(Deficit)	Loss	Total	(Loss)

Balance, October 1, 2001	100	$		$32,531	$(2,762)	$(20,025)	$9,744

Foreign currency translation adjustment	—		—	—	—	4,758	4,758	$4,758
Unrealized gain on derivative instruments	—		—	—	—	22	22	22
Net minimum pension liability adjustment						(2,291)	(2,291)	(2,291)
Net income	—		—	—	9,294	—	9,294	9,294

Comprehensive income	—		—	—	—	—		$11,783

Balance, October 1, 2002	100		—	32,531	6,532	(17,536)	21,527

Foreign currency translation adjustment	—		—	—	—	9,080	9,080	$9,080
Unrealized loss on derivative instruments	—		—	—	—	(390)	(390)	(390)
Net minimum pension liability adjustment						2,060	2,060	2,060
Dividend to parent					(19,506)		(19,506)
Net income	—		—	—	20,687	—	20,687	20,687

Comprehensive income	—		—	—	—	—		$31,437

Balance, September 30, 2003	100		—	32,531	7,713	(6,786)	33,458

Net income	—		—	—	8,564	—	8,564	8,564
Foreign currency translation adjustment						1,688	1,688	1,688
Net minimum pension liability adjustment						4	4	4

Comprehensive income								$10,256

Balance, March 31, 2004	100		—	$32,531	$16,277	$(5,094)	$43,714

Capital contribution	100		—	$101,610	$—	$	$101,610
Foreign currency translation adjustment	—		—	—	—	(103)	(103)	$(103)
Dividend to parent for repayment of debt					(14,305)		(14,305)
Net loss	—		—	—	(5,110)	—	(5,110)	(5,110)

Comprehensive loss	—		—	—	—	—	—	$(5,213)

Balance, September 30, 2004	100		$—	$101,610	$(19,415)	$(103)	$82,092

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

     AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Predecessor			Successor

	Years Ended		Six	Six
	September 30,		Months Ended	Months Ended
			March 31,	September 30,
	2002	2003	2004	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,294	$20,687	$8,564	$(5,110)
Adjustments to reconcile net income (loss) to cash provided by operating activities–
Depreciation	10,958	11,102	5,931	5,020
Amortization of intangible assets and deferred financing costs	7,848	1,775	2,283	7,231
Inventory purchase accounting adjustment	—	—	—	17,067
Restructuring adjustment	(600)	(270)	(1,091)	—
Deferred income taxes	401	(986)	(15)	1,026
Other, net	550	395	682	152
Changes in assets and liabilities–(net of effects of acquisitions)
Accounts receivable	(25)	1,067	(1,113)	(2,424)
Inventories	(5)	(443)	(3,464)	729
Income taxes payable	(1,441)	635	(1,168)	1,017
Accounts payable and accrued liabilities	(1,994)	4,672	(3,221)	10,585
Other, net	1,553	(1,934)	1,647	(3,359)

Net cash provided by operating activities	26,539	36,700	9,035	31,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,232)	(9,886)	(5,006)	(4,521)
Acquisitions, net of cash	(9,515)	(12,600)	—	—
Proceeds provided by disposals of property, plant and equipment	13	28	12	43

Net cash used by investing activities	(17,734)	(22,458)	(4,994)	(4,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to stockholders of parent to effect the merger	—		—	(86,979)
(Repayment of) proceeds from revolving credit facility	—	11,650	3,950	(15,600)
Repayment of old credit facility	(8,178)	(12,826)	(8,949)	(78,711)
Proceeds from new credit facility	—	—	—	125,000
Repayment of new credit facility	—	—	—	(631)
Repayment of 12.50% senior subordinated notes	(2,000)	—	—	(98,000)
Proceeds from 8.25% senior subordinated notes	—	—	—	175,000
Debt issue costs	—	(3,990)	—	(10,834)
Dividend to parent	(83)	(19,506)	—	(14,305)
Repayment of capital lease obligations	(143)	(224)	(122)	(128)
Repayment of long term debt	(215)	(107)	(119)	(54)

Net cash used for financing activities	(10,619)	(25,003)	(5,240)	(5,242)

EFFECT OF EXCHANGE RATE ON CASH	(1,939)	3,582	(789)	197

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,753)	(7,179)	(1,988)	22,411

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,233	14,480	7,301	5,313

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,480	$7,301	$5,313	$27,724

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital Lease Obligations	$1,421	$430	$—	$—

CASH PAID FOR:
Interest	$18,697	$18,096	$8,862	$6,472

Income Taxes	$2,649	$1,444	$3,254	$1,453

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Aearo Company I, a Delaware corporation (“Aearo”), and its wholly owned subsidiaries, (hereafter referred to as “we”, “our”, or the “Company”) manufactures and sells products under the brand names: AOSafety®, E-A-R®, Peltor® and SafeWaze™. These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under the brand names: AOSafety®, E-A-R®, and Peltor®. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock.

On March 10, 2004, Aearo Corporation (“Parent”), the Company’s parent, entered into a merger agreement (“Merger Agreement”) with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the “Merger”). Pursuant to the terms of the Merger Agreement, on April 7, 2004 (“Acquisition Date”), AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.1 million, including fees and expenses. The Merger was financed with approximately $303.7 million of new debt as discussed in Note 6, $3.7 million of assumed debt, $4.1 million of cash and $101.3 million of equity. The Company continues to be wholly-owned by Aearo Corporation after the Merger. The purpose of the Merger was to effect a change of control from Aearo Corporation to the Company’s ultimate parent AC Safety Holding Corp.

Approximately $86.9 million of proceeds from the Merger was distributed to our Parent and used to pay the shareholders of the Parent to effect the merger transaction. An additional $14.3 million distributed to our Parent was used to pay the outstanding debt of the Parent as of April 7, 2004.

The Merger was a business combination under SFAS No. 141, “Business Combinations,” and the purchase price paid for our Parent reflects the push down of 100% of the purchase price resulting from the Merger. Accordingly, the balance sheet as of September 30, 2004 and the results of operations subsequent to the Acquisition Date are presented on a different basis of accounting than the balance sheet as of September 30, 2003 and the results of operations prior to the Acquisition Date, and, therefore are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004.

The purchase price is allocated to the Company’s net tangible and intangible assets and liabilities based upon estimated fair values as of the date of the Merger. The allocation included a $17.1 million fair value adjustment to inventory as of March 31, 2004 which was charged to cost of goods sold during the three month period ended June 30, 2004. The purchase price was preliminarily allocated as follows (dollars in thousands):

Back to Contents

Working capital	$77,357
Fixed assets	55,139
Other assets and liabilities	16, 050
Deferred tax liabilities	(60,954)
Finite lived intangible asset	74,104
Indefinite lived intangible assets	114,300
Goodwill	133,140

Purchase price	$409,136

The following unaudited pro forma financial information is presented as if the Company had been acquired as of the beginning of each period presented. The pro forma amounts include certain adjustments, including increases in depreciation, amortization and interest expense based on the allocation of purchase price to tangible and intangible assets and the issuance of additional debt (dollars in thousands):

	Year Ended	Six Months Ended

	September 30,	March 31,	September 30,
	2003	2004	2004

Sales	$316,428	$169,579	$193,261
Income (loss) before provision for income taxes	20,930	12,156	(6,094)
Net income (loss)	18,296	9,289	(5,110)

2.	Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies of the Company are described below.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer’s credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Advertising

The Company expenses the costs of advertising as incurred. These expenses were approximately $6.1 million, $7.3 million, $4.3 million and $4.9 million for the years ended September 30, 2002 and 2003 and the six months ended March 31, 2004 and September 30, 2004, respectively.

Back to Contents

Cash Equivalents

The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation and Transactions

Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholder’s equity.

Foreign Currency Transactions:

Foreign currency gains and losses arising from transactions by any of the Company’s subsidiaries are reflected in net income (loss). For the years ended September 30, 2002 and 2003 the accompanying consolidated statements of operations include approximately $0.2 million and ($0.3) million, respectively, of transaction (gains)/losses included in other (income) charges, net. For each of the six month periods ended March 31, 2004 and September 30, 2004 the accompanying consolidated statements of operations include approximately $0.3 million, and $0.2 million, respectively, of transaction losses included in other (income) charges, net.

To mitigate the effects of changes in foreign currency rates on operating results related to trade accounts receivable and trade accounts payable denominated in foreign currencies, the Company enters into forward foreign currency contracts. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other (income) charges, net. As of September 30, 2004, relative to these exposures, the Company had forward foreign currency contracts open in the following amounts:

	September 30, 2003		September 30, 2004

	Amount	Contract	Amount	Contract

Currency	(000s)	Position	(000s)	Position

British Pound	3,981	Buy	1,036	Sell
Canadian Dollar	1,625	Sell	260	Sell
Norwegian Krona	2,862	Sell	2,648	Sell
Swedish Krona	158,780	Buy	73,125	Buy
Swiss Franc	80	Sell	54	Sell
Euro	9,521	Sell	7,750	Sell
Danish Krona	2,412	Sell	3,599	Sell

As of September 30, 2004, the Company had less than $0.1 million of unrealized gains associated with the above forward foreign currency contract commitments.

In addition, the Company enters into forward foreign currency contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling, Euro, and Canadian Dollar to mitigate the impact of the effects of changes in foreign currency rates on operating results related to cash flows from foreign operations. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the other charges (income), net. For the years ended September 30, 2002 and 2003 the accompanying consolidated statements of operations include approximately $2.0 million and $0.6 million, respectively, of transaction losses included in other charges (income), net. For each of the six month periods ended March 31, 2004 and September 30, 2004 the accompanying consolidated statements of operations include approximately $0.3 million, and $0.2 million, respectively, of transaction losses included in other (income) charges, net.

Back to Contents

There were no open forward foreign currency contracts to hedge anticipated sales as of September 30, 2004. The Company does not enter into forward foreign contracts for trading purposes.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Our excess and obsolete reserves are determined by historical sales data and, in the case of new products, by future demand forecasts.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2.6 million, $2.4 million for the years ended September 30, 2002 and 2003, respectively, and $1.2 million and $1.3 million for each of the six month periods ended March 31, 2004 and September 30, 2004, respectively.

Property, plant, equipment, and the related estimated useful lives are as follows:

Asset Classification	Estimated Useful Life

Buildings	25-40 years
Leasehold improvements	2-15 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-10 years

Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated financial statements, and any resultant gain or loss is recognized.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The effective tax rates for the years ended September 30, 2002 and 2003 and each of the six month periods ended March 31, 2004 and September 30, 2004 were different from the statutory rates due to the mix of income between the Company’s foreign and domestic subsidiaries. The Company’s foreign subsidiaries had taxable income in their foreign jurisdictions while the Company’s domestic subsidiaries had net operating losses for income tax purposes. Due to the uncertainty of realizing these tax benefits, deferred tax assets resulting from net operating losses have been partially offset by a valuation allowance. The Company is included in the consolidated tax return filed by AC Safety Holding Corp. All taxes are recorded as if separate, stand alone returns were filed. Deferred taxes are based on preliminary price allocations and may be subsequently adjusted.

Research and Technical Services

The Company engages in research and development through the normal course of its business and expenses all costs as incurred to its statement of operations.

Goodwill and Intangible Assets

Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangibles”. Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of goodwill and intangible assets at September 30, 2003 and 2004 before final allocations resulting from the Merger (dollars in thousands):

Back to Contents

	Gross	Accumulated		Carrying
September 30, 2003	Amount	Amortization	Additions	Amount

Trademarks	$74,122	$(21,409)	$1,600	$54,313
Customer Relationship List	—	—	1,850	1,850
Patents	1,916	(813)	162	1,265
Other	1,550	(1,091)	—	459

Total Intangibles	$77,588	$(23,313)	$3,612	$57,887

	Gross	Accumulated		Carrying
September 30, 2004	Amount	Amortization	Additions	Amount

Trademarks	$114,300	$—	$—	$114,300
Customer Relationship List	73,000	(2,433)	—	70,567
Patents	719	(122)	82	679
Other	385	(76)	—	309

Total Intangibles	$188,404	$(2,631)	$82	$185,855

The weighted average life of patents is 4 years, non-compete agreements and other is 5 years and customer relationships is 15 years. Trademarks and trade names have indefinite lives.

Estimate of Aggregate Amortization Expense

Year ending September 30, 2005	$5,111
Year ending September 30, 2006	5,121
Year ending September 30, 2007	5,010
Year ending September 30, 2008	4,900
Year ending September 30, 2009	4,910

The following presents the changes in the carrying amount of goodwill for the year ended September 30, 2003 and the six month period ended September 30, 2004 (dollars in thousands):

	Year	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2004

Beginning balance	$67,821	$—
Pushed down in merger transaction	—	133,140
Additions	6,808	—
Translation adjustment	7,141	605

Ending balance	$81,770	$133,745

The goodwill recorded as a result of the Merger is not deductible for tax purposes.

Back to Contents

As a result of the non-amortization provisions of SFAS No. 142, the predecessor Company no longer recorded approximately $6.1 million of annual amortization relating to goodwill and indefinite lived intangibles. The following presents amortization expense and adjusted net income as if SFAS No. 142 had been adopted for each period presented (dollars in thousands):

Predecessor
Year
Ended
September 30,
2002

Net income as reported	$9,294
Goodwill amortization	2,965
Trademark amortization	3,179

Adjusted net income	$15,438

Impairment

The Company accounts for long-lived and certain intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company continually reviews its long-lived assets and finite-lived intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. During the years ended September 30, 2002 and 2003, as a result of normal product/equipment obsolescence and productivity or capacity enhancement projects, the Company wrote off approximately $0.5 million and $0.3 million of manufacturing assets, respectively. During each of the six month periods ended March 31, 2004 and September 30, 2004, the Company wrote off $0.1 million of manufacturing assets, respectively.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $1.3 million and $1.4 million for the years ended September 30, 2002 and 2003, respectively. Deferred financing amortization was approximately $1.9 million and $0.7 million for each of the six month periods ended March 31, 2004 and September 30, 2004, respectively. In addition, the six month periods ended September 30, 2004 included approximately $3.9 million of interest expense for the write-off of deferred financing costs related to the Senior Bank Facility and the 12.50% Notes.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including Term Loans, the Revolving Credit Facility and other debt), interest rate instruments and a call option. The carrying value of these assets and liabilities is a reasonable estimate of their fair value at September 30, 2003 and September 30, 2004.

Back to Contents

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The fair value of the cap at September 30, 2004 and September 30, 2003 was approximately $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense).

The Company also uses financial instruments in the form of forward foreign currency contracts. Current market prices were used to estimate the fair value of the forward foreign currency contracts.

The future value of the forward foreign currency contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counter-parties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counter-party non-performance nor the economic consequences of counter-party non-performance associated with these contracts are considered by the Company to be material.

The Company’s Senior Subordinated Notes contain an embedded call option that requires bifurcation because it was determined to not be clearly and closely related to the debt host contract. As a result of the preliminary valuation of the embedded call option, the Company has recorded approximately $2.0 million of a derivative asset and a corresponding liability on it statement of financial position as of September 30, 2004 The derivative asset will be marked to market each quarter with a corresponding (gain) or loss to the statement of operations. The corresponding liability will be amortized to the statement of operations under the effective interest method.

Accounting for Stock-based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principals Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to or above the price of the underlying common stock. The Company does recognize compensation expense related to restricted stock awards and amortizes the expense over the vesting period based on the estimated value of the stock at the date of grant.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (dollars in thousands):

	Years Ended		Six Months Ended
	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Net income (loss) as reported	$9,294	$20,687	$8,564	$(5,110)
Stock-based compensation expense recorded under APB No. 25, net of tax	—	—	—	—
Stock-based compensation expense determined under fair value based method, net of tax	(188)	(147)	(67)	(26)

Proforma net income (loss)	$9,106	$20,540	$8,497	$(5,136)

Back to Contents

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended		Six Months Ended
	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Risk-free interest rate	4.52%	4.71%	4.35%	4.08%
Expected life of options granted	10 years	10 years	10 years	9.6 years
Expected volatility of underlying stock	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%

Shipping and Handling Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $17.2 million and $18.3 million for fiscal 2002 and 2003, respectively, and $9.6 million and $9.6 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. At September 30, 2003 the Company had Canadian Dollar forward foreign currency contracts and no interest rate derivatives as defined under SFAS No. 133. For the year ended September 30, 2002 and 2003, the Company reclassified into earnings net losses of $0.6 million and $2.0 million, respectively, resulting from the exercise of forward foreign currency contracts for cash flow hedges. For the six month periods ended March 31, 2004 and September 30, 2004, the Company reclassified into earnings net losses of $0.5 million and $0.3 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

The Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility through September 30, 2003. The collar floor was set at 2% LIBOR (London Interbank Offering Rate) and cap at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133, and accordingly, the fair value gains or losses were charged to earnings. Approximately $0.2 million was expensed during the fiscal year ended September 30, 2003. No amounts were recorded to income or expense related to the interest collar for the year ended September 30, 2002.

Back to Contents

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004 at a strike price of 1.13% LIBOR. The fair value of the cap at September 30, 2004 was approximately $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133, and, as a result, any fair value adjustment is charge directly to other income/(expense). No amounts were recorded to income or expense related to the interest rate cap for the six months ended March 31, 2004 and approximately $0.1 million was recorded as income during the six months ended September 30, 2004.

The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. For the years ended September 30, 2002 and 2003, the impact on earnings for trade activities was a net loss of $0.2 million and a net gain of $0.3 million, respectively. For the six months ended March 31, 2004 and September 30, 2004, the impact on earnings for trade activities was a net loss of $0.4 million and $0.1 million, respectively.

The Company’s Senior Subordinated Notes contain an embedded call option that requires bifurcation because it was determined to not be clearly and closely related to the debt host contract. As a result of the preliminary valuation of the embedded call option, the Company has recorded approximately $2.0 million of a derivative asset and a corresponding liability on it statement of financial position as of September 30, 2004. The derivative asset will be marked to market each quarter with a corresponding (gain) or loss to the statement of operations. The corresponding liability will be amortized to the statement of operations under the effective interest method.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position, results of operations and cash flows.

In December 2003, the FASB issued SFAS No. 132(R), “Employer Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106”. SFAS No. 132(R) revises employers’ disclosures about pension plans and other post retirement benefit plans. The additional disclosure requirements of SFAS No. 132(R) were effective for fiscal years ending after June 15, 2004 and the Company has included the required disclosures in the footnotes to the consolidated financial statements.

3.	Inventories

Inventories consisted of the following at September 30 (dollars in thousands):

	2003	2004

Raw materials	$8,301	$9,302
Work in process	11,976	12,087
Finished goods	16,992	19,460

Total	$37,269	$40,849

Back to Contents

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

	2003	2004

Land	$2,658	$2,483
Building and improvements	23,391	15,803
Machinery and equipment	65,770	28,686
Furniture and fixtures	25,797	5,714
Construction in progress	5,276	7,084

Gross property, plant and equipment	122,892	59,770
Less – accumulated depreciation	74,023	5,020

Net property, plant and equipment	$48,869	$54,750

5.	Intangible Assets

Intangible assets consisted of the following at September 30 (dollars in thousands):

	2003	2004

Trademarks and trade names	$75,722	$114,300
Patents	2,078	801
Non-compete agreements	945	385
Customer relationships	1,850	73,000
Other	605	—

Gross intangibles assets	81,200	188,486
Less – accumulated amortization	23,313	2,631

Net intangible assets	$57,887	$185,855

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

	2003	2004

Accounts payable- trade	$21,205	$20,971
Accrued liabilities
Employee compensation and benefits	11,785	13,239
Rebate and commissions	4,213	5,412
Restructuring	2,405	—
Other	4,435	7,108

Accounts payable and accrued liabilities	$44,043	$46,730

Back to Contents

7.	Debt

The long-term debt consisted of the following at September 30 (dollars in thousands):

	2003	2004

Term loans and revolving credit facility, due 2004	$17,357	$—
Term loans and revolving credit facility, due 2005	79,349	—
Term loans, due 2011	—	126,045
12.50% Notes, due 2005	98,000	—
8.25% Notes, due 2012	—	175,000
Mortgage note, due 2006	2,087	2,000
Other	1,760	1,436

Sub-total long term debt	198,553	304,481
Less – current portion	17,767	1,639

Total long term debt	$180,786	$302,842

Debt (Predecessor)

Senior Bank Facilities

The Company’s debt structure included up to an aggregate of $135.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the “Old Term Loans”) with a portion of the Old Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (“Old Revolving Credit Facility”) providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively, the “Senior Bank Facilities”). The amounts outstanding on the Old Term Loans and the Old Revolving Credit Facility at September 30, 2003 were approximately $85.1 and $11.7 million, respectively. No amounts were outstanding under the U.K. overdraft facility. The Old Term Loans amortized quarterly over a four-year period.

At the Company’s option, the interest rates per annum applicable to the Senior Bank Facilities were either (a) an adjusted rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.25% in the case of Term Loans and 2.75% for revolving loans or (b) the Base Rate, as defined, plus a margin of 2.25% in the case of Term Loans and 1.75% for revolving loans. The Base Rate is the higher of Bankers Trust Company’s announced prime lending rate or the Overnight Federal Funds rate plus 0.50%.

On April 7, 2004 the Company (i) repaid all outstanding amounts under the Senior Bank Facilities, terminated all commitments under that facility and (ii) entered into a new senior credit facility consisting of a $125.0 million term loan due 2011.

Term Loans

At September 30, 2003, the total balance outstanding of the Term Loans was $85.1 million and interest rates were 4.4% for the U.S. Dollar Term Loan ($46.3 million US dollars outstanding at September 30, 2003), 7.0% for the British Pound Term Loan (13.6 million British Pounds outstanding at September 30, 2003), 5.4% for the Euro Term Loan (9.9 million Euro outstanding at September 30, 2003), and 6.0% for the Canadian Term Loan (6.2 million Canadian dollars outstanding at September 30, 2003). For the year ended September 30, 2003, the weighted average interest rates paid were 4.7%, 7.1%, 6.0%, and 6.3% for the U.S. Dollar Term Loan, the British Pounds Term Loan, the Euro Term Loan and the Canadian Term Loan, respectively. For the six months ended March 31, 2004, the weighted average rate paid were 4.5%, 7.1%, 5.4%, and 6.0% for the U.S. Dollar Term Loan, the British Pounds Term Loan, the Euro Term Loan and the Canadian Term Loan, respectively.

Back to Contents

At September 30, 2003 the balance on the Revolving Credit Facility was $11.7 million, which $5.0 million bore interest at LIBOR (3.89%) and $6.7 million at Base Rate (5.75%). For the year ended September 30, 2003, the maximum amount outstanding was $16.5 million, the average was $1.7 million and the weighted average interest rate paid was 5.7% and 4.9% for the six months ended March 31, 2004.

Senior Subordinated Notes

In 1995, Aearo Company I issued $100.0 million of Notes due 2005 (the “12.50% Notes”), which are unsecured obligations of the Company. The Notes accrued interest at a rate of 12.50% per annum and interest was payable semiannually on each January 15 and July 15.

The Company repurchased $2.0 million of Notes in October 2001. On April 7, 2004 the Company redeemed the 12.50% Notes. In connection with the Merger on April 7, 2004, the remaining 12.50% Notes were purchased for $98.0 million plus a call premium of $1.5 million which was charged to other charges (income), net for the six months ended September 30, 2004.

Debt (Successor)

New Credit Facility

The Company’s new debt structure includes up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the “New Term Loans”) with a portion of the New Term Loans denominated in Euros, (ii) a secured revolving credit facility (“New Revolving Credit Facility”) providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $60 million for acquisitions (collectively, the “Senior Bank Facilities”). The amounts outstanding on the New Term Loans and New Revolving Credit Facility at September 30, 2004, were approximately $126.0 and $0 million, respectively. The New Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million of letters of credit outstanding at September 30, 2004. The New Term Loans amortize quarterly over a four-year period. Amounts repaid or prepaid in respect of the New Term Loans may not be re-borrowed. Loans and letters of credit under the New Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The New Term Loans mature on April 7, 2011.

Proceeds of loans made under the uncommitted term loan facilities may be drawn from time to time and used to finance permitted acquisitions (or to refinance outstanding revolving loans used to finance permitted acquisitions). Amounts drawn under the incremental term loan facilities will comprise new tranches under the term loan and/or one or more increases to the existing tranche under the term loan, in minimum incremental amounts of $10 million and up to a maximum of $60 million. The final maturity date of any incremental term loan will be no earlier than the term loan maturity date. The weighted average life to maturity for any incremental term loan will be no shorter than the weighted average life to maturity for the term loan. The covenants in respect of, and the prepayments provisions applicable to, each incremental term loan facility will be the same as those in respect of and applicable to the term loan.

At the Company’s option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on LIBOR plus a margin of 2.75% in the case of New Term Loans and revolving loans or (b) the Base Rate, as defined, plus a margin of 1.75% in the case of New Term Loans and revolving loans. The Base Rate is the higher of (i) the rate which is ½ of 1% in excess of the overnight Federal Funds Rate and (ii) the Prime Lending Rate. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company’s leverage ratio, and a 0.25% facing fee relating to the issuance of letters of credit.

Back to Contents

The Company is entitled to an Interest Reduction Discount of .25% when the Company achieves a leverage ratio of less then 4.50. The discount would apply to all New Term Loans and the New Revolving Credit Facility.

Under the terms of the Senior Bank Facilities, the Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company I must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of the Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, the payment of dividends on the Company’s common stock, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2004, Aearo Company I was in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by AC Safety Holdings and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

Term Loans

At September 30, 2004, the total balance outstanding of the New Term Loans was $126.0 million and interest rates were 4.7% for the U.S. Dollar Term Loan ($74.6 million US dollars outstanding at September 30, 2004) and 4.9% for the Euro Term Loan (41.4 million Euro outstanding at September 30, 2004). For the six months ended September 30, 2004, the weighted average interest rates paid on New Term Loans were 4.3% for US dollar debt and 4.9% Euro debt.

No amounts were outstanding on the New Revolving Credit Facility at September 30, 2004. For the six months ended September 30, 2004, the maximum amount outstanding was $9.3 million on the New Revolving Credit Facility. The weighted average rate on the New Revolving Credit Facility was 5.7%. At September 30, 2004, approximately $48.6 million was available for additional borrowing.

Senior Subordinated Notes

On April 7, 2004, in connection with the Merger, the Company issued $175.0 million aggregate principal amount of senior subordinated notes due 2012 (the “8.25% Notes”). The Notes bear interest at 8.25% per annum with interest is paid semiannually each April 15 and October 15.

The terms of the 8.25% Notes contain three separate redemptions. The first redemption, referred to as the “Redemption at Specified Prices”, provides for redemption at the Company’s option, at any time on or after April 15, 2008, in whole or in part, at various redemption prices declining from 104.125% of the principal amount to par on and after April 15, 2010. The second redemption, referred to as the “Make Whole Premium”, provides for redemption, at the Company’s option, at any time prior to April 15, 2008, at a redemption price equal to the principal amount plus accrued interest plus the “Make Whole Amount”. The Make Whole Amount is defined as an amount equal to the present value of (1) the redemption price at April 15, 2008, plus (2) the remaining interest payments to April 15, 2008, computed using a discount rate equal to the “Treasury Rate” plus 50 basis points. The Treasury Rate is defined as the yield to maturity of U. S. Treasury Securities with a constant maturity most nearly equal to the period from the date of redemption to April 15, 2008. The third redemption, referred to as the “Redemption upon Equity Offering”, provides for redemption, at the Company’s option, on or prior to April 15, 2007, to use the net cash proceeds of one or more equity offerings to redeem up to 35% of the principal amount outstanding on the 8.25% Notes, at a redemption price equal to 108.25%. The Company’s Make Whole option is an embedded derivative that requires bifurcation from the 8.25% Notes because it was determined that it was not clearly and closely related to the debt host contract as described in footnote 2.

The 8.25% Notes indenture contains affirmative and negative covenants and restrictions. As of September 30, 2004, the Company was in compliance with the covenants of the Notes indenture. The Notes are unconditionally guaranteed on an unsecured senior subordinated basis by the Company’s domestic subsidiaries.

Back to Contents

Maturities

As of September 30, 2004, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):

Amount

2005	$1,639
2006	3,495
2007	1,600
2008	1,547
2009	1,378
Thereafter	294,822

$304,481

Employee Benefit Plans

The Company maintains a noncontributory defined benefit cash balance pension plan. Benefits provided under the plan are primarily based on years of service and the employee’s compensation.

The following represents information summarizing the Company’s defined benefit cash balance pension plan based on valuation dates of September 30, 2002, September 30, 2003, March 31, 2004 and September 30, 2004 (dollars in thousands):

			Six Months Ended
	Years Ended
	September 30,		March 31,	September 30,

	2002	2003	2004	2004

Component of net periodic benefit cost
Service cost	$1,286	$1,510	$670	$670
Interest cost	790	833	371	402
Expected return on plan assets	(785)	(672)	(332)	(363)
Unrecognized prior service cost	9	9	4	—
Recognized actuarial gain	—	63	—	—

Net periodic benefit cost	$1,300	$1,743	$713	$709

Back to Contents

		Six	Six
	Year	Months	Months
	Ended	Ended	Ended
	September 30,	March 31	September 30,

	2003	2004	2004

Change in benefit obligation
Benefit obligation at beginning of period	$12,995	$13,031	$13,684
Service cost	1,510	670	670
Interest cost	833	371	402
Benefits paid	(707)	(337)	(581)
Actuarial (gain) loss	(1,600)	(51)	57

Benefit obligation at end of period	$13,031	$13,684	$14,232

Change in plan assets
Fair value of plan assets at beginning of period	$7,956	$8,931	$9,299
Actual return on plan assets	1,119	705	(95)
Employer contributions	563	—	1,028
Benefits paid	(707)	(337)	(581)

Fair value of plan assets at end of period	$8,931	$9,299	$9,651

Reconciliation of funded status
Funded status	$(4,101)	$(4,385)	$(4,581)
Unrecognized prior service cost	107	—	—
Unrecognized actuarial loss	176	—	514

Net amount recognized	$(3,818)	$(4,385)	$(4,067)

Amounts recognized in statement of financial position
Accrued benefit liability	$(3,818)	$(4,385)	$(4,067)

		Six
	Year	Months
	Ended	Ended
	September 30,	September 30,

	2003	2004

Additional information for pension plans with accumulated
benefit obligations in excess of plan assets
Projected benefit obligation	$13,031	$14,232
Accumulated benefit obligation	12,463	13,464
Fair value of plan assets	8,931	9,651

The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:

	2003	2004

Discount rate	6.00%	6.00%
Expected long term rate of return of plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Over the 11 year period ended September 30, 2004, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.3%. Considering this information and the potential for lower future returns due to the generally lower interest rate environment, the Company selected an 8.00% long-term rate of return asset assumption.

Back to Contents

The weighted average asset allocations at September 30, 2003 and 2004, by asset category, were as follows:

	2003	2004

U.S. equity securities	60.4%	61.9%
U.S. fixed income securities	38.4%	37.1%
Cash and cash equivalents	1.2%	1.0%

	100.0%	100.0%

The Company has a benefits committee that is responsible for managing the operations and administration of all benefit plans and related trusts (the “Benefits Committee”). The Benefits Committee has an investment policy for the Pension Plan assets that establishes target asset allocations for the above asset classes as follows: U.S. equity securities 60%, U.S. fixed income securities 40%. The target asset allocation percentages were developed to manage the net impact of asset and liability changes over time consistent with the Company’s funding, accounting and benefit policies. The Benefits Committee’s goal with respect to the asset allocation percentage is to identify a mix of assets offering the highest expected return for a given correlation to the Pension Plan liabilities. The Benefits Committee periodically reviews mismatches between the duration of the fixed income portfolio and the related liabilities. The Benefits Committee is committed to diversification to reduce the risk of large losses. From time to time, the Benefits Committee will engage a specialist to evaluate if the target asset allocation percentages should be rebalanced.

The Company expects to contribute $1.1 million into its cash balance plan in fiscal 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Fiscal year 2005	$1,121
Fiscal year 2006	466
Fiscal year 2007	618
Fiscal year 2008	830
Fiscal year 2009	1,214
Fiscal year 2010 – 2014	6,784

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $0.1 million for each of the years ended September 30, 2002 and 2003, respectively, and $0.1 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively. The aggregate liability for the SERP Plan was $0.5 million and $1.0 million for the years ended September 30, 2003 and 2004, respectively.

A 401(k) plan, the Aearo Company Employees’ 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 60% of their compensation. The Company contributes amounts equal to 50% of the employee’s contribution to a maximum of 3% of the employee’s pay. The costs to the Company for this Plan were $0.9 million and $0.9 million for the years ended September 30, 2002 and 2003, respectively, and $0.4 million and $0.5 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively.

Back to Contents

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee’s contribution to a maximum of 2% of the employee’s pay. The Company contributed approximately $0.2 million and $0.2 million for the years ended September 30, 2002 and 2003, respectively, and $0.1 million, and $0.2 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively.

8.	Related Party Transactions

On April 7, 2004, AC Safety Holding Corp., Aearo Corporation and Aearo Company I entered into a professional services agreement with Bear Stearns Merchant Manager II, LLC, or BSMM (the “Successor Agreement”). Under the terms of the Successor Agreement, AC Safety Holding Corp., Aearo Corporation and Aearo Company I retained BSMM to provide certain management consulting and financial advisory services, for which the Company will pay BSMM an annual advisory fee equal to the greater of (i) $700,000 and (ii) 1.25% of the Adjusted Consolidated EBITDA (as defined in our credit facility as in effect on April 7, 2004, plus, to the extent deducted in arriving at Consolidated EBITDA, the aggregate advisory fee paid under the Successor Agreement and any fees paid to Vestar Capital Partners or any of its affiliates) by the Company and its subsidiaries. If AC Safety Holding Corp., Aearo Corporation or Aearo Company I engages BSMM with respect to any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction, the Company will pay BSMM a transaction fee to be negotiated between the parties. If the parties do not agree on a fee, the transaction fee will be 1.0% of the aggregate enterprise value paid or provided to AC Safety Holding Corp., Aearo Corporation or Aearo Company I. BSMM will also be entitled to a fee (a “Company Sale Fee”) of 0.65% of the aggregate enterprise value paid to AC Safety Holding Corp. or Aearo Corporation in a sale of AC Safety Holding Corp. or Aearo Corporation. The Successor Agreement will terminate on the earlier of (i) April 7, 2014, (ii) the consummation of a sale of AC Safety Holding Corp., Aearo Corporation or Aearo Company I, (iii) termination upon thirty days’ written notice by BSMM and (iv) the consummation of a qualified public offering of AC Safety Holding Corp. common stock. If not terminated by the foregoing, upon the tenth anniversary of the date of the Successor Agreement and the end of each year thereafter, the term is automatically extended for an additional year unless terminated by either party at least 30 days prior to such year end. Under the Successor Agreement, AC Safety Holding Corp., Aearo Corporation and Aearo Company I have agreed to indemnify BSMM for any and all claims and losses arising out of, or relating, to the professional services agreement.

Pursuant to an agreement with Vestar Capital Partners and Cabot Corporation, dated as of July 11, 1995, an annual management fee was payable by the Company equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before interest, taxes, depreciation and amortization for such fiscal year (the “Predecessor Agreement”). Payments under the Predecessor Agreement totaled approximately $519,000 and $611,000 for the years ended September 30, 2002 and 2003, respectively, and $406,000 for the six months ended March 31, 2004. Payments under the Successor Agreement totaled $341,000 for the six months ended September 30, 2004.

9.	Income Taxes

The Company is included in the consolidated tax return filed by AC Safety Holding Corporation. All taxes are recorded as if separate, stand alone returns were filed. Deferred taxes are based on preliminary purchase price allocations and may be subsequently adjusted. Income (loss) before provision for income taxes was as follows (dollars in thousands):

Back to Contents

	Years Ended September 30,		Six Months Ended

	2002	2003	March 31, 2004	September 30, 2004

Domestic	$4,726	$12,259	$3,387	$(6,067)
Foreign	6,342	11,031	7,197	(27)

Income (loss) before provision for income	$11,068	$23,290	$10,584	$(6,094)

A summary of provision (benefit) for income taxes was as follows (dollars in thousands):

	Years Ended September 30,		Six Months Ended

	2002	2003	March 31, 2004	September 30, 2004

U.S. Federal and State
Current	$114	$671	$380	$(3,247)
Deferred	203	—	—	—

	317	671	380	(3,247)

Foreign
Current	1,226	1,148	1,624	2,034
Deferred	231	783	16	229

	1,457	1,932	1,640	2,263

Total	$1,774	$2,603	$2,020	$(984)

The provision (benefit) for income taxes at the Company’s effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):

	Years Ended September 30,		Six Months Ended

	2002	2003	March 31, 2004	September 30, 2004

Computed tax expense (benefit) at the expected
statutory rate	$3,729	$7,927	$3,599	$(2,072)
State taxes, net of federal effects	82	85	36	44
Foreign income taxed at different rates	(166)	(1,174)	551	914
Foreign dividends	324	—	—	—
Non-deductible goodwill amortization	309	—	—	—
Non-deductible expenses	99	125	(452)	130
Increase (decrease) in valuation allowance	(2,302)	(4,710)	(1,714)	—
Other, net	(301)	350	—	—

Provision (benefit) for income taxes	$1,774	$2,603	$2,020	$(984)

Back to Contents

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

	For the
	Years Ended
	September 30,

Deferred tax assets (liabilities)	2003	2004

Pension and other benefits	$1,673	$1,947
Property, plant and equipment	(2,422)	(3,429)
Intangible assets	(4,940)	(72,100)
Restructuring charges	530	—
Inventory	1,759	1,242
Unrealized foreign currency exchange	1,254	(32)
Net operating loss and credit carryforwards	8,096	17,761
Accrued expenses and other	1,705	2,461

Subtotal	7,655	52,150
Valuation allowance	(9,263)	(7,549)

Total deferred tax liability	$(1,608)	$(59,699)

The deferred liabilities increased to $72.1 million as of September 30, 2004 for temporary differences for trademarks and customer relationship lists due to the Merger. The valuation allowance at September 30, 2003 and 2004 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic net operating loss carryforwards, before the tax effect, is approximately $46.0 million as of September 30, 2004. The net operating loss carryforwards expire at various periods ranging from 2010 to 2021. Due to the Merger, the Company is limited under tax code section 382 to applying approximately $4.5 million of net operating losses to net income each year.

10.	Stockholder’s Equity

Stock Ownership and Stockholders’ Agreement

On April 7, 2004, all holders of the capital stock of AC Safety Holding Corp. entered into and became subject to a stockholders’ agreement that governs certain aspects of its relationship among its security holders. The stockholders’ agreement, among other things; allows security holders to join, and allows BSMM and its affiliates to require security holders to join, in any sale or transfer of shares of common stock or preferred stock by BSMM to any third party prior to a qualified public offering of common stock or preferred stock, following which (when aggregated with all prior such sales or transfers) BSMM and its affiliates shall have disposed of in excess of a certain specified percentage of the number of shares of common stock or preferred stock, as applicable, that BSMM and its affiliates owned as of the closing of the Merger; restricts the ability of certain security holders to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, common stock or preferred stock or all or part of the voting power associated with common stock or preferred stock, subject to certain specified exceptions; grants to BSMM the right to designate members of the board of directors of AC Safety Holding Corp.; grants to security holders the right to buy their proportionate percentage of securities offered for sale to BSMM by AC Safety Holding Corp.; allows AC Safety Holding Corp. and BSMM to repurchase all or any portion of the common stock and preferred stock held by directors, employees and consultants of Aearo Corporation at varying prices upon the termination of their employment with Aearo Corporation for any reason (including death or disability); grants demand and piggyback registration rights to BSMM and allow security holders to include securities in a registration statement filed by AC Safety Holding Corp. with respect to an offering of common stock or preferred stock (i) in connection with the exercise of any demand rights by BSMM and its affiliates or any other security holders

Back to Contents

possessing such rights or (ii) in connection with which BSMM and its affiliates exercise “piggyback” registration rights; provides for the payment by AC Safety Holding Corp. of the fees and expenses associated with the exercise of registration rights under the stockholders’ agreement; restricts the ability of AC Safety Holding Corp. and its subsidiaries to enter into certain transactions with BSMM and its affiliates; and provides for non-operating board members of our management to vote their shares at the direction of AC Safety Holding Corp. and to grant AC Safety Holding Corp. a proxy in respect of their shares; restricts our ability to amend the certificate of designations governing our series A preferred stock without the approval of certain of our security holders; and grant to the security holders of AC Safety Holding Corp. information rights with respect of AC Safety Holding Corp. and its subsidiaries.

The stockholders’ agreement will terminate upon the earliest to occur of (i) the dissolution of AC Safety Holding Corp., (ii) the occurrence of any event that reduces the number of security holders to one, (iii) the consummation of a qualified initial public offering of AC Safety Holding Corp.’s common stock and (iv) the transfer to a person or group other than BSMM and its affiliates of a number of shares of common stock having the power to elect a majority of the AC Safety Holding Corp. Board of Directors.

The Company is permitted to pay cash dividends to Aearo Corporation and in turn, Aearo Corporation may pay cash dividends to AC Safety Holding Corp. for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, the Company is permitted to pay dividends, as defined in the New Senior Bank Facilities, to Aearo Corporation for the redemption or purchase of the capital stock of the Company’s ultimate parent, AC Safety Holding Corp., held by former employees of the Company or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $5.0 million in any fiscal year and $7.5 million in the aggregate.

Stock Option and Incentive Plans

In connection with the Merger, our ultimate parent, AC Safety Holding Corp., adopted a stock incentive plan (“2004 Option Plan”) for the benefit of certain of its employees and terminated the 1996 Executive Stock Option Plan and the 1997 Stock Option Plan of the predecessor company. Options to acquire 18.5% of the total outstanding shares of our ultimate parent’s common stock on a fully diluted basis were granted under the plan. With respect to the options, the plan only permits the issuance of non-qualified options. In addition, common stock representing a total of 1.5% of the outstanding shares of our ultimate parent’s common stock on a fully diluted basis was designated as restricted stock and made available for grant under the plan to new hires. The number of shares of restricted stock and the number of options to be issued to each new hire or employee will be determined by the compensation committee of the Board of Directors of our ultimate parent based on the recommendation of the Chief Executive Officer. The option terms are 10 and 7 years except that in certain instances of termination of employment and upon the sale of the Company the options shall expire.

In 1996, Aearo Corporation’s Board of Directors adopted the Executive Stock Option Plan (the “Executive Plan”) under which non-qualified options to purchase up to 5,000 shares of Aearo Corporation’s common stock may be granted to certain officers and key employees of Aearo Corporation and its subsidiaries. In July 1997, the Company’s Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the “1997 Option Plan”) under which 10,000 shares of Aearo Corporation common stock were reserved for issuance. During the year ended September 30, 2002, an additional 1,800 shares were reserved for issuance under the 1997 Option Plan. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees, directors and consultants of Aearo Corporation and its subsidiaries. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar on its investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2003, options to purchase a total of 3,993 shares were outstanding under the Executive Plan and options to purchase a total of 7,930 shares were outstanding under the 1997 Option Plan. A total of 1,077 options are available for grant under the Executive Plan and 3,800 options are available for grant under the 1997 Option Plan. In connection with the Merger, all options issued under both the Executive Plan and the 1997 Option Plan were cancelled.

Back to Contents

Stock Option Activity

Stock option data for the Executive Plan, the 1997 Option Plan and the 2004 Option Plan are as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding, October 1, 2001	12,071	$664
Granted	4,274	600
Granted	31	800
Forfeited	(456)	600

Outstanding, September 30, 2002	15,920	649
Forfeited	(3,997)	800

Outstanding, September 30, 2003	11,923	$600

Outstanding, April 1, 2004
Granted	369,185	$10.00
Granted	156,400	17.50

Outstanding, September 30, 2004	525,585	$12.23

The following table sets forth information regarding options outstanding at September 30, 2004:

				Weighted	Weighted
				Average	Average
Number of		Number	Weighted	Remaining	Exercise Price
Shares Covered		Currently	Average	Contractual	for Currently
by Options	Exercise Price	Exercisable	Exercise Price	Life	Exercisable

525,585	$10.00-$17.50	44,893	$12.23	9.56	$12.61

11.	Commitments and Contingencies

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable operating leases. Rent expense under such arrangements totaled $5.8 million and $6.0 million for the years ended September 30, 2002 and 2003, respectively, and $3.1 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 2004 are as follows (dollars in thousands):

Back to Contents

2005	$3,296
2006	2,587
2007	2,531
2008	2,178
2009	2,179
Thereafter	4,163

Total	$16,934

Contingencies

     Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

     The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the Merger Agreement with AC Safety Acquisition Corp., Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from the Acquisition Date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

Back to Contents

     At September 30, 2004 and September 30, 2003, the Company has recorded liabilities of approximately $5.4 million and $4.5 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve Aearo Corporation and its subsidiaries, including the Company. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

12.	Acquisitions

     On January 21, 2002, the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to January 21, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 21, 2002. The purchase price of $5.1 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $2.2 million was allocated to goodwill.

     On May 7, 2002, the Company acquired Chesapeake Optical Company of Baltimore, Maryland. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to May 7, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 7, 2002. The purchase price of $3.6 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $2.9 million was allocated to goodwill.

     On October 7, 2002, the Company acquired the Safety Prescription Eyewear assets Industrial Protection Products, Inc. (“IPP”) of Wilmington, Massachusetts for $1.5 million. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to October 7, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of October 7, 2002. The purchase price of $1.5 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $1.4 million consisted of $0.9 million of goodwill and $0.5 million of other intangibles.

     These operations have been included in the consolidated results from the dates of acquisition. Had the acquisitions been consolidated at the beginning of the year prior to the acquisitions, they would not have materially affected results.

Back to Contents

     On March 14, 2003, the Company acquired VH Industries, Inc. (“VH”) of Concord, North Carolina for $11.6 million. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to March 14, 2003 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 14, 2003. The purchase price of $11.6 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets and liabilities acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $9.4 million consisted of $5.9 million of goodwill and $1.6 million of trademarks and $1.9 million of other intangibles.

13.	Segment Data

     As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's three reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock.

     Net sales to external customers by business segment (dollars in thousands):

	Years Ended		Six Months Ended

	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Safety Products	$208,538	$242,263	$127,964	$146,393
Safety Prescription Eyewear	40,834	40,028	20,337	19,503
Specialty Composites	37,495	34,137	21,278	27,365

Total	$286,867	$316,428	$169,579	$193,261

     Profit by business segment and reconciliation to income (loss) provision for income taxes (dollars in thousands):

	Years Ended		Six Months Ended

	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Safety Products	$42,608	$50,670	$23,704	$30,962
Safety Prescription Eyewear	1,714	462	(57)	(58)
Specialty Composites	3,488	2,713	2,855	5,160

Segment profit	47,810	53,845	26,502	36,064

Depreciation	10,958	11,102	5,931	5,020
Amortization of intangibles	6,293	267	242	2,631
Inventory purchase accounting adjustment	—	—	—	17,067
Bond call premium	—	—	—	1,532
Restructuring charges	(600)	(270)	(1,091)	—
Interest, net	20,091	19,456	10,836	15,908

Income (loss) before provision for income taxes	$11,068	$23,290	$10,584	$(6,094)

Back to Contents

Segment profit is defined as earnings before depreciation, amortization, interest expense, inventory purchase accounting adjustment, bond call premium, restructuring and income taxes and presents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $3.5 million and $3.2 million for the years ended September 30, 2002 and 2003, respectively. Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $1.5 million and $1.3 million for the six months ended March 31, 2004 and September 30, 2004, respectively. The inter-segment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Depreciation by business segment (dollars in thousands):

	Years Ended		Six Months Ended
	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Safety Products	$8,657	$8,978	$4,854	$3,945
Safety Prescription Eyewear	717	707	351	356
Specialty Composites	1,584	1,417	726	719

Total	$10,958	$11,102	$5,931	$5,020

Identifiable assets by business segment (dollars in thousands):

	September 30,

	2003	2004

Safety Products	$247,048	$389,344
Safety Prescription Eyewear	14,788	24,269
Specialty Composites	18,475	55,768
Corporate	13,205	46,991

Total	$293,516	$516,372

Corporate includes cash and other assets not allocated to segments.

Goodwill by business segment based on the preliminary purchase price allocation (dollars in thousands):

Year Ended
September 30,
2004

Safety Products	$99,373
Safety Prescription Eyewear	14,979
Specialty Composites	19,393

Total	$133,745

Corporate includes cash and other assets not allocated to segments.

Back to Contents

Capital expenditures including capital leases by business segment (dollars in thousands):

	Years Ended		Six Months Ended
	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

Safety Products	$7,921	$8,888	$3,674	$3,733
Safety Prescription Eyewear	499	379	196	125
Specialty Composites	791	619	267	473
Reconciling items	442	430	869	190

Total	$9,653	$10,316	$5,006	$4,521

Reconciling items include corporate expenditures such as information technology and other shared systems.

Net sales by principal geographic areas (dollars in thousands):

	Years Ended		Six Months Ended
	September 30,
			March 31,	September 30,
	2002	2003	2004	2004

United States of America	$175,358	$187,106	$100,629	$118,232
Canada	20,997	22,965	12,444	14,711
United Kingdom	13,115	15,562	8,810	9,460
Germany	10,984	11,859	6,806	7,128
Sweden	10,710	15,392	7,703	8,233
France	10,097	9,967	8,242	6,636
Italy	4,933	7,044	2,438	2,846
All others	40,673	46,533	22,507	26,015

Total	$286,867	$316,428	$169,579	$193,261

The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 2002 and 2003 and the six months ended March 31, 2004 and September 30, 2004, no single customer accounted for more than 10% of sales.

Net identifiable assets by principal geographic areas (dollars in thousands):

	September 30,

	2003	2004

United States of America	$183,910	$407,261
Canada	10,293	11,630
United Kingdom	21,870	35,473
Germany	299	222
Sweden	70,744	60,017
France	5,773	1,294
All others	627	475

Total	$293,516	$516,372

Back to Contents

14.	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2003 and 2004.

	QUARTERLY FINANCIAL DATA
	(In Thousands)

	Fiscal Year				Fiscal Year
	2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$68,717	$76,686	$86,723	$84,302	$79,201	$90,378	$97,126	$96,135
Cost of sales	35,645	39,912	45,767	42,695	41,776	47,280	68,144	50,347

Gross profit	33,072	36,774	40,956	41,607	37,425	43,098	28,982	45,788
Restructuring charge	—	—	—	—	—	(1,091)	—	—

Income (loss) before provision for income taxes	1,640	4,756	7,741	9,153	3,681	6,903	(13,216)	7,122

Net Income (loss)	1,034	2,687	6,378	10,589	2,890	5,674	(14,247)	9,137

In the third quarter of fiscal 2004, the Company recorded a non-recurring charge of $17.1 million resulting from the write-up of inventory required by SFAS No. 141 on the Acquisition Date and subsequent sale of such inventory.

15.	Restructuring

On September 30, 2001 the Company recorded an unusual charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan included the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company’s Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

The restructuring charge included cash charges totaling $2.3 million consisting of $1.8 million for severance and related costs to cover the reduction of 5% of the Company’s work force and $0.5 million for other costs associated with this plan. The restructuring also included non-cash charges totaling $9.1 million consisting of $3.2 million for non-cancelable long term lease obligations, asset impairment charges of $2.9 million, $2.4 million for the write-off of inventory and $0.6 million related to the sale of the Company’s Ettlingen, Germany location.

During 2003, the Company reversed $0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and was classified as a reduction in cost of sales.

During the second quarter of 2004, the Company reversed $1.1 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate related to amounts for non-cancelable lease obligations due to the renegotiation of the subject lease that was completed in the second quarter.

Back to Contents

The following table displays the activity and balances of the restructuring reserve of the predecessor company as of and for the year ended September 30, 2003 and six months ended March 31, 2004 (dollars in thousands):

	September 30, 2001	Reversals	Charges	September 30, 2002

Employee termination costs	$1,849	$—	$(1,119)	$730
Lease agreements	3,249	—	(897)	2,352
Loss on disposal of assets	800	(100)	—	700
Other	445	—	(398)	47

Total	$6,343	$(100)	$(2,414)	$3,829

	September 30, 2002	Reversals	Charges	September 30, 2003

Employee termination costs	$730	$—	$(506)	$224
Lease agreements	2,352	—	(896)	1,456
Loss on disposal of assets	700	—	(9)	691
Other	47	—	(30)	17

Total	$3,829	$—	$(1,441)	$2,388

	September 30, 2003	Reversals	Charges	March 31, 2004

Employee termination costs	$224	$—	$(224)	$—
Lease agreements	1,456	(1,091)	(365)	—
Loss on disposal of assets	691	—	(691)	—
Other	17	—	(17)	—

Total	$2,388	$(1,091)	$(1,297)	$—

16.	Summarized Financial Information

The Company’s 8.25% Senior Subordinated Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s wholly owned domestic subsidiaries (“Subsidiary Guarantors”). The non-guarantor subsidiaries are the Company’s foreign subsidiaries.

The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors and non Guarantors based on the preliminary allocation of purchase price. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands):

Back to Contents

Condensed Consolidated Statement of Operations
Six Months Ended September 30, 2004

	Successor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$146,074	$—	$68,346	$(21,159)	$193,261
Cost of sales	93,959	—	45,750	(21,218)	118,491

Gross profit	52,115	—	22,596	59	74,770

Selling and administrative	41,766	1,183	13,803	—	56,752
Research and technical services	2,657	—	1,371	—	4,028
Amortization	1,868	123	640	—	2,631
Other charges (income), net	9,456	(13,699)	5,788	—	1,545

Operating income (loss)	(3,632)	12,393	994	59	9,814
Interest expense (income), net	15,649	(762)	1,021	—	15,908

Income (loss) before taxes	(19,281)	13,155	(27)	59	(6,094)
Income tax provision (benefit)	(8,394)	5,147	2,263	—	(984)
Equity in subsidiaries’ earnings	5,718	(2,290)		(3,428)	—

Net income (loss)	$(5,169)	$5,718	$(2,290)	$(3,369)	$(5,110)

Condensed Consolidated Statement of Operations
Six Months Ended March 31, 2004

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$122,913	$—	$65,030	$(18,364)	$169,579
Cost of sales	71,142	—	36,348	(18,434)	89,056

Gross profit	51,771	—	28,682	70	80,523

Selling and administrative	42,612	674	13,549	—	56,835
Research and technical services	2,351	—	1,272	—	3,623
Amortization	168	74	—	—	242
Other charges (income), net	6,815	(12,283)	4,962	—	(506)
Restructuring charges (income)	(1,091)	—	—	—	(1,091)

Operating income	916	11,535	8,899	70	21,420
Interest expense (income), net	10,117	(983)	1,702	—	10,836

Income (loss) before taxes	(9,201)	12,518	7,197	70	10,584
Income tax provision (benefit)	(4,642)	5,022	1,640	—	2,020
Equity in subsidiaries’ earnings	13,053	5,557		(18,610)	—

Net income	$8,494	$13,053	$5,557	$(18,540)	$8,564

Back to Contents

Condensed Consolidated Statement of Operations
Year Ended September 30, 2003

	Predecessor

	Aearo Company I	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$235,767	$—	$120,157	$(39,496)	$316,428
Cost of sales	133,645	—	70,257	(39,613)	164,289
Restructuring charges (income)	(270)	—	—	—	(270)

Gross profit	102,392	—	49,900	117	152,409

Selling and administrative	76,935	1,359	22,963	—	101,257
Research and technical services	4,509	—	1,893	—	6,402
Amortization	150	117	—	—	267
Other charges (income), net	13,347	(21,140)	9,530	—	1,737

Operating income	7,451	19,664	15,514	117	42,746
Interest expense (income), net	17,983	(3,096)	4,569	—	19,456

Income (loss) before taxes	(10,532)	22,760	10,945	117	23,290
Income tax provision (benefit)	(8,422)	9,094	1,931	—	2,603
Equity in subsidiaries’ earnings	22,680	9,014		(31,694)	—

Net income	$20,570	$22,680	$9,014	$(31,577)	$20,687

Condensed Consolidated Statement of Operations
Year Ended September 30, 2002

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$220,869	$—	$98,917	$(32,919)	$286,867
Cost of sales	126,869	—	57,277	(33,249)	150,897
Restructuring charges (income)	(500)	—	—	—	(500)

Gross profit	94,500	—	41,640	330	136,470

Selling and administrative	71,971	794	19,138	—	91,903
Research and technical services	4,267	—	1,473	—	5,740
Amortization	684	3,089	2,520	—	6,293
Other charges (income), net	13,104	(19,785)	8,156	—	1,475
Restructuring charges (income)	—	—	(100)	—	(100)

Operating income	4,474	15,902	10,453	330	31,159
Interest expense (income), net	18,623	(2,645)	4,113	—	20,091

Income (loss) before taxes	(14,149)	18,547	6,340	330	11,068
Income tax provision (benefit)	(7,239)	7,352	1,661	—	1,774
Equity in subsidiaries’ earnings	15,874	4,679		(20,553)	—

Net income	$8,964	$15,874	$4,679	$(20,223)	$9,294

Back to Contents

Condensed Consolidated Balance Sheet
Year Ended September 30, 2004

	Successor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$18,309	$140	$9,275	$—	$27,724
Receivables, net	34,823	—	19,336	—	54,159
Inventories	29,956	—	11,202	(309)	40,849
Deferred and prepaid expenses	3,014	—	1,132	—	4,146

Total current assets	86,102	140	40,945	(309)	126,878

Long term assets:
Property plan and equipment	40,040	—	14,710	—	54,750
Goodwill and other intangibles, net	134,567	131,786	53,247	—	319,600
Inter-company receivables (payables)	64,478	(12,147)	(52,331)	—	—
Investment in subsidiaries	154,350	40,981	(713)	(194,618)	—
Other assets	15,133	—	11	—	15,144

Total Assets	$494,670	$160,760	$55,869	$(194,927)	$516,372

Current Liabilities:
Current portion of long term debt	$1,618	$—	$21	$—	$1,639
Accounts payable and accrued liabilities	32,623	577	13,530	—	46,730
Accrued interest	6,996	—	—	—	6,996
Income tax payables (receivables)	2,324	(2,317)	1,641	—	1,648

Total current liabilities	43,561	(1,740)	15,192	—	57,013

Long Term Liabilities:
Long term debt	302,662	—	180	—	302,842
Deferred income taxes	58,073	—	1,626	—	59,699
Other liabilities	14,726	—	—	—	14,726

Total Liabilities	419,022	(1,740)	16,998	—	434,280

Stockholder’s Equity:
Common	—	—	7,396	(7,396)	—
Paid in capital	101,610	167,519	12,280	(179,799)	101,610
Retained earnings	(24,824)	(8,664)	26,168	(12,095)	(19,415)
Accumulated other comprehensive income (loss)	(1,138)	3,645	(6,973)	4,363	(103)

Total Stockholder’s Equity	75,648	162,500	38,871	(194,927)	82,092

Total Liabilities and Stockholder’s Equity	$494,670	$160,760	$55,869	$(194,927)	$516,372

Back to Contents

Condensed Consolidated Balance Sheet
Year Ended September 30, 2003

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Current Assets:
Cash and cash equivalents	$1,545	$206	$5,550		$—	$7,301
Receivables, net	29,139	96	19,911		—	49,146
Inventories	24,678	—	13,029		(438)	37,269
Deferred and prepaid expenses	5,806	—	1,515		—	7,321

Total current assets	61,168	302	40,005		(438)	101,037

Long term Assets:
Property plan and equipment	37,097	—	11,772		—	48,869
Goodwill and other intangibles, net	26,717	54,452	58,488		—	139,657
Inter-company receivables (payables)	(50,485)	93,411	(42,926)		—	—
Investment in subsidiaries	54,145	11,255	(670)		(64,730)	—
Other assets	3,942	—	11		—	3,953

Total Assets	$132,584	$159,420	$66,680		$(65,168)	$293,516

Current Liabilities:
Current portion of long term debt	$14,752	$—	$3,015	$		$17,767
Accounts payable and accrued liabilities	31,434	803	11,806		—	44,043
Accrued interest	2,562	—	4		—	2,566
Income tax payables	2,556	(2,378)	1,568			1,746

Total current liabilities	51,304	(1,575)	16,393		—	66,122

Long Term Liabilities:
Long term debt	165,305	—	15,481		—	180,786
Due to parent	207	—	—		—	207
Deferred income taxes	228	—	1,381		—	1,609
Other liabilities	11,334	—	—		—	11,334

Total Liabilities	228,378	(1,575)	33,255		—	260,058

Stockholder’s Equity:
Common	—	—	—		—	—
Paid in capital	32,531	167,519	20,773		(188,292)	32,531
Retained earnings	(126,149)	(9,049)	20,646		122,265	7,713
Accumulated other comprehensive income	(2,176)	2,525	(7,994)		859	(6,786)

Total Stockholder’s Equity	(95,794)	160,995	33,425		(65,168)	33,458

Total Liabilities and Stockholder’s Equity	$132,584	$159,420	$66,680		$(65,168)	$293,516

Back to Contents

Condensed Consolidated Statement of Cash Flows
Six Months Ended September 30, 2004

	Successor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$(150)	$7,527	$24,557	$31,934
Net cash used for investing activities	(3,627)	—	(851)	(4,478)
Net cash provided by (used for) financing activities	18,043	(8,280)	(15,005)	(5,242)
Effect of exchange rate on cash	3,150	142	(3,095)	197

Increase (decrease) in cash and cash equivalents	$17,416	$(611)	$5,606	$22,411

Cash and cash equivalents at the beginning of the period	893	751	3,669	5,313

Cash and cash equivalents at the end of the period	$18,309	$140	$9,275	$27,724

Condensed Consolidated Statement of Cash Flows
Six Months Ended March 31, 2004

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$(1,359)	$6,407	$3,987	$9,035
Net cash used for investing activities	(3,326)	—	(1,668)	(4,994)
Net cash used for financing activities	3,255	(6,840)	(1,655)	(5,240)
Effect of exchange rate on cash	779	978	(2,546)	(789)

Increase (decrease) in cash and cash equivalents	$(651)	$545	$(1,882)	$(1,988)
Cash and cash equivalents at the beginning of the period	1,544	206	5,551	7,301

Cash and cash equivalents at the end of the period	$893	$751	$3,669	$5,313

Back to Contents

Condensed Consolidated Statement of Cash Flows
Year Ended September 30, 2003

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$21,292	$5,813	$9,595	$36,700
Net cash used for investing activities	(19,425)	—	(3,033)	(22,458)
Net cash used for financing activities	(9,510)	(13,315)	(2,178)	(25,003)
Effect of exchange rate on cash	1,865	7,233	(5,516)	3,582

Increase (decrease) in cash and cash equivalents	$(5,778)	$(269)	$(1,132)	$(7,179)
Cash and cash equivalents at the beginning of the period	7,322	475	6,683	14,480

Cash and cash equivalents at the beginning of the period	$1,544	$206	$5,551	$7,301

Condensed Consolidated Statement of Cash Flows
Year Ended September 30, 2002

	Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$7,136	$14,179	$5,224	$26,539
Net cash used for investing activities	(13,598)	—	(4,136)	(17,734)
Net cash used for financing activities	6,314	(15,487)	(1,446)	(10,619)
Effect of exchange rate on cash	(2,268)	1,603	(1,274)	(1,939)

Increase (decrease) in cash and cash equivalents	$(2,416)	$295	$(1,632)	$(3,753)
Cash and cash equivalents at the beginning of the period	9,738	180	8,315	18,233

Cash and cash equivalents at the beginning of the period	$7,322	$475	$6,683	$14,480

Back to Contents

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Back to Contents

Item 9A.   Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2004, and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

Item 9B.   Other Information

None.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 1, 2004.

Name	Age	Position

Michael A. McLain (1)	54	Chief Executive Officer, President, and Chairman of the Board of Directors

Jeffrey S. Kulka	47	Senior Vice President, Chief Financial Officer, Treasurer, and Secretary

James H. Floyd	49	President, Aearo Europe and International

M. Rand Mallitz	62	Senior Vice President, Specialty Composites

D. Garrad (Gary) Warren, III	52	President, North American Safety Products Group

James M. Phillips	52	Senior Vice President, Human Resources

Rahul Kapur	53	Senior Vice President, Corporate Development and Chief Strategy Officer

Thomas R. D’Amico	48	Senior Vice President, Operations and Research and Development

John D. Howard (2)	52	Director

Douglas R. Korn (1)(2)	42	Director, Chairman of Audit Committee

Nick White	59	Director

1.	Member of Compensation Committee
2.	Member of Audit Committee

Back to Contents

Michael A. McLain has been President, Chief Executive Officer and Director of the Company since February 1998. Effective May 30, 2001, he was named Chairman of the Board of Directors. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Cluett American Corporation, and Little Rapids Corporation.

Jeffrey S. Kulka, Senior Vice President, Chief Financial Officer, Treasurer and Secretary joined the Company in March 1997 as Corporate Controller. Prior to joining Aearo, he spent ten years with Augat Inc. in a variety of assignments including Divisional Controllerships and Business Development in domestic and international settings.

James H. Floyd, President, Aearo Europe, Managing Director, International, joined Aearo in April 1998. Prior to 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

M. Rand Mallitz, Senior Vice President and General Manager, E-A-R® Specialty Composites, joined the Company in January 1992. In December 1999, he was promoted to Vice President Aearo, Senior Vice President Specialty Composites. Prior to joining the Company, Mr. Mallitz was CEO/President of Roth Office Products until 1992.

D. Garrad (Gary) Warren, III joined the Company in November 1999 and currently serves as President – North American Safety Products Group. Prior to that, Mr. Warren was Senior Vice President, Sales and Customer Development for International Home Foods in Parsippany, New Jersey.

Thomas R. D’Amico joined the Company in July 2004 and currently serves as Senior Vice President, Operations and Research & Development. Prior to joining Aearo, from 2001 through 2004, Mr. D’Amico was Senior Vice President of Global Manufacturing, Quality, and Procurement for Diebold, Inc. in North Canton, Ohio and from 1996 through 2001, was Executive Vice President of Operations for the Genie Division of Overhead Door Corporation in Alliance, Ohio.

James M. Phillips, Senior Vice President, Human Resources joined the Company in May 1998. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He currently is Senior Vice President of Corporate Development and Chief Strategy Officer. Mr. Kapur joined DowBrands in 1985 in New Product Development and held various positions in Marketing and Strategic Development, including Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

John D. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc. and group head of Bear Stearns Merchant Banking. Prior to joining Bear Stearns, Mr. Howard was co-Chief Executive Officer of Vestar Capital Partners Inc., a private investment firm specializing in management buyouts. Mr. Howard is currently a Director of Aeropostale, Inc., Integrated Circuit Systems, Inc., New York & Company and several private companies.

Douglas R. Korn is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice President of Bear Stearns Merchant Banking. Prior to joining Bear Stearns, Mr. Korn was a Managing Director of Eos Partners, L.P., an investment partnership. Mr. Korn is currently a Director of Bally International AG, Fitz and Floyd, Inc., Reddy Ice Group, Inc. and Vitamin Shoppe Holdings.

Nick White was appointed to the Board of Director in November 2004. Mr. White held various executive level positions with Wal-Mart Stores, Inc. over a 32 year period. He was a member of Wal-Mart's Executive Committee during his last five years with the company.

Back to Contents

Our Audit Committee recommends the firm to be appointed as independent accountants to audit the financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. The Audit Committee is comprised of Douglas R. Korn and John D. Howard. The Board of Directors is currently searching for an independent financial expert to serve on the Audit Committee.

Our Compensation Committee has overall responsibility for approving and evaluating our compensation plans, policies and programs applicable to executive officers. The Compensation Committee is comprised of Michael A. McLain and Douglas R. Korn.

We have adopted a code of ethics that applies to all of our Board members and to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other finance executives. The Code of Ethics is available on our website at www.aearo.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Controller, we will make a public disclosure of the nature of such amendment or waiver.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports file or furnished pursuant to Section 15(a) or 15(d) of the Exchange Act, are made available free of charge at www.aearo.com. In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the Securicies and Exchange Commission (“SEC”). Requests should be directed to the Corporate Secretary at the principal executive offices listed herein.

Our officers and directors are not subject to Section 16 of the Exchange Act.

Back to Contents

Item 11.   Executive Compensation

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2004 (the “Named Executive Officers”) for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2004.

Summary Compensation Table
Annual Compensation

	Fiscal			Other
	Year	Salary	Bonus	Compensation

Michael A. McLain	2004	$546,252	$474,352	$7,122,747	(1)
Chief Executive Officer, President and Chairman of the	2003	$515,007	$398,125	$81,855
Board of Directors	2002	$500,004	$225,069	$86,797

D. Garrad Warren, III	2004	$280,707	$198,605	$2,810,389	(2)
President, North American Safety Products Group	2003	$250,281	$155,284	$44,496
	2002	$243,000	$87,507	$64,250

Jeffrey S. Kulka	2004	$212,475	$150,782	$2,434,358	(3)
Senior Vice President, Chief Financial Officer,	2003	$187,476	$115,946	$25,838
Treasurer and Secretary	2002	$179,403	$65,540	$25,295

James H. Bernhardt, Senior Vice President and Chief	2004	$198,942	$137,315	$2,272,888	(4)
Marketing Officer	2003	$196,783	$118,230	$33,226
	2002	$189,451	$66,620	$37,773

James H. Floyd, President, Aearo Europe,	2004	$242,115	$170,951	$1,773,223	(5)
Managing Director, International	2003	$216,300	$133,988	$34,934
	2002	$207,934	$75,623	$52,721

1.	Includes contributions made on behalf of Mr. McLain to the Company’s 401(k) Savings Plan ($6,300) and to the Company’s Cash Balance Plan ($12,793). Also includes expenses recognized by the Company for unfunded accruals made on Mr. McLain’s behalf to the Company’s Supplemental Executive Retirement Plan ($52,250), the Company’s match and interest credits to the Company's Deferred Compensation Plan ($13,867), payments made under the phantom equity plan ($6,322,579) and for the cancellation of options ($714,958).

2.	Includes contributions made on behalf of Mr. Warren to the Company’s 401(k) Savings Plan ($6,300) and to the Company’s Cash Balance Plan ($12,793). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Warren’s behalf to the Company’s Supplemental Executive Retirement Plan ($18,579), the Company’s match and interest credits to the Company's Deferred Compensation Plan ($18,330), payments made under the phantom equity plan ($2,810,389) and for the cancellation of options ($812,452).

3.	Includes contributions made on behalf of Mr. Kulka to the Company’s 401(k) Savings Plan ($6,200) and to the Company's Cash Balance Plan ($12,793). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Kulka’s behalf to the Company's Supplemental Executive Retirement Plan ($9,974), the Company’s match and interest credits to the Company's Deferred Compensation Plan ($5,373), payments made under the phantom equity plan ($1,851,613) and for the cancellation of options ($548,405).

4.	Includes contributions made on behalf of Mr. Bernhardt to the Company's 401(k) Savings Plan ($6,196) and to the Company's Cash Balance Plan ($12,560). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Bernhardt’s behalf to the Company's Supplemental Executive Retirement Plan ($9,307), the Company’s match and interest credits to the Company's Deferred Compensation Plan ($14,218), payments made under the phantom equity plan ($1,580,645) and for the cancellation of options ($649,962). Mr Bernhardt retired from the Company on September 30, 2004.

Back to Contents

5.	Includes contributions made on behalf of Mr. Floyd to the Company’s 401(k) Savings Plan ($6,200) and to the Company's Cash Balance Plan ($12,793). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Bernhardt’s behalf to the Company's Supplemental Executive Retirement Plan ($13,788), the Company’s match and interest credits to the Company's Deferred Compensation Plan ($9,970), payments made under the phantom equity plan ($1,535,484) and for the cancellation of options ($194,988).

The following table sets forth information concerning the number and value of unexercised options to purchase AC Safety Holding Corp. Common Stock held by the Named Executive Officers at the end of fiscal 2004. None of the Named Executive Officers exercised any options during fiscal 2004.

Name					Value of Outstanding
			Number of Shares Covered by		In-the-money Options
	Shares		Options at Fiscal Year-end		At Fiscal Year-end (1)
	Acquired	Value
	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael A. McLain	—	—	10,850	118,850	$—	$—
D. Garrad Warren, III	—	—	3,790	41,410	—	—
Jeffrey S. Kulka	—	—	3,680	38,420	—	—
James H. Bernhardt	—	—	—	—	—	—
James H. Floyd	—	—	3,670	40,130	—	—

1.	There was no public market for the AC Safety Holding Company Stock as of September 30, 2004. Accordingly, these values have been calculated on the basis of an assumed fair market value of $10 per share as established by the Company’s Board of Directors.

Director Compensation

The members of the Company’s Board of Directors receive compensation to recognize their contributions for their service to the Company. The type and amount of compensation is split into two groups. The first group is the Independent Group that consists of members not employed by the Company or its major shareholders (i.e. Bear Stearns Merchant Banking and Vestar Capital Partners). The second group, the Affiliated Group, would consist of those members either employed by the Company or its major shareholders of the Company. The Directors in the Independent Group receive $20,000 annually for their service as Directors and an additional $1,000 per meeting for physical attendance or $500 per meeting for phone attendance plus reimbursement of expenses. The Affiliated Group serves without compensation.

Employment Agreements

In connection with the Merger, AC Safety Acquisition Corp. entered into employment agreements with the following 7 senior executives: Michael McLain, D. Garrad Warren III, M. Rand Mallitz, James M. Phillips, Rahul Kapur, Jeffrey S. Kulka and James H. Floyd. Under each agreement, the applicable executive will receive (i) a base salary that will initially be equal to the base salary received by such executive prior to the Merger and will be subject to annual review each year beginning with fiscal year 2005, (ii) an annual bonus that will be based on the achievement by Aearo Company I and AC Safety Holding Corp. of certain performance targets and (iii) certain employee benefits under health and welfare plans and participation in incentive, savings and retirement plans that, for the period beginning on the consummation of the Merger and ending on the second anniversary of the consummation of the Merger will be no less favorable in the aggregate than those currently provided.

Back to Contents

Each employment agreement provides the applicable executive with severance benefits equal to two times the executive’s base salary if termination occurs within the first two years and one and a half times base salary if termination occurs after two years (two and a half times and two times, respectively, in the case of Michael McLain) plus the executive’s target bonus in the event such executive is terminated without cause or such executive terminates his employment for good reason, in each case, within five years from the date of the closing of the Merger. In the event an executive’s employment terminates for any other reason, such executive will only be entitled to amounts required by law to be paid, including a payout of such executive’s annual base salary through the date of termination.

Each employment agreement also contains a covenant not to compete and a non-solicitation and non-interference provision with respect to employees and customers.

Deferred Compensation Plans

Aearo Plan. Aearo Company I currently maintains a deferred compensation plan for certain of its employees and directors. The plan is a non-qualified plan savings plan under the IRS code that provides executive officers the opportunity to defer the receipt of base salary and/or bonus. The total amount of Aearo assets and obligations outstanding under the plan was approximately $2.9 million as of September 30, 2004.

2004 AC Safety Holding Corp. Plan. On April 7, 2004, AC Safety Holding Corp. adopted the 2004 Deferred Compensation Plan. A limited group of executives of AC Safety Holding Corp. were credited with a transaction bonus under the plan as of that date. The bonus amounts credited under the plan were credited to a deferred compensation account in each participant’s name and deemed to be invested in a combination of common stock units and preferred stock units. Stock units do not have voting or dividend rights. However, upon the payment of a stock or cash dividend, participants will have dividend equivalent rights. In the event of a stock dividend, the dividend equivalents will be credited in the form of additional preferred or common stock units, as applicable. In the event of a cash dividend, each participant will be entitled to a cash payment from AC Safety Holding Corp. in an amount equal to the aggregate cash dividend that would have been paid on the preferred or common units, as applicable, credited to the participant’s deferred compensation account on the dividend record date as if those units had actually been shares outstanding. The amounts credited to the participant’s deferred compensation account generally become payable upon the first to occur of the participant’s termination of employment or certain liquidity or other events set forth in the AC Safety Holding Corp. 2004 Deferred Compensation Plan. Stock units will be paid in an equal number of shares of common or preferred stock, as applicable.

Employee Stock and Other Benefit Plans

Stock Incentive Plan. In connection with the Merger, our ultimate parent adopted a Stock Incentive Plan for the benefit of certain of its employees. Options to acquire 18.5% of the total outstanding shares of our ultimate parent’s common stock on a fully diluted basis were granted under the plan. With respect to the options, the plan only permits the issuance of non-qualified options. In addition, common stock representing a total of 1.5% of the outstanding shares of our ultimate parent’s common stock on a fully diluted basis was designated as restricted stock and made available for grant under the plan for new hires and for incentives for existing employees. The number of shares of restricted stock and the number of options to be issued to each new hire or existing employee will be determined by the Compensation Committee of the Board of Directors of our ultimate parent based on the recommendation of the Chief Executive Officer.

Back to Contents

The following table sets forth certain information relating to option grants for Named Executive Officers pursuant to the S5tock Incentive Plan for the year ended September 30, 2004.

					Potential Realizable Value at
		% of Total			Assumed Annual Rates of Stock
		Options			Price Appreciation for Option
	Number of	Granted in	Exercise		Term (1)
	Underlying	the Fiscal	Price	Expiration
Name	Options	Year	($/Shr)	Date	5% ($)	10% ($)

M. McLain	108,500	20.6	10	07/19/14	345,892	1,327,961
M. McLain	21,200	4.0	10	07/19/11	86,305	201,128
D. Garrad Warren, III	37,900	7.2	10	07/19/14	120,748	463,778
D. Garrad Warren, III	7,300	1.4	10	07/19/11	29,718	69,256
J. Kulka	36,800	7.0	10	07/19/14	115,717	448,497
J. Kulka	5,300	1.0	10	07/19/11	21,576	50,282
J. Floyd	36,700	7.0	10	07/19/14	116,346	448,403
J. Floyd	7,100	1.4	10	07/19/11	28,904	67,359

(1)	Potential Realizable Value is based on assumed growth rates for the 10 and 7-year option term (5% annual growth results in a stock price of $16.29 for the 10 year option term and $14.07 for the 7 year option term and 10% annual growth rate results in a stock price of $25.94 for the 10 year option term and $19.49 for the 7 year option term).

Compensation Committee Interlocks and Insider Participation. Our Compensation Committee makes all executive officer compensation decisions and submits them to our Board of Directors for final review and approval. The Compensation Committee is comprised of Michael A. McLain and Douglas R. Korn.

Management Incentive Plan. On an annual basis the Company provides performance-based compensation awards to executive officers and key employees as part of a management incentive plan. Such compensation awards are a function of individual performance and consolidated corporate results. Business unit performance also is a factor in determining compensation awards with respect to key employees who are not executive officers. The specified qualitative and quantitative criteria employed by the Board of Directors of the Company in determining bonus awards varies for each individual and from year to year.

Supplemental Severance Pay Policy. The Company has adopted a severance pay policy providing key employees with salary continuation in the event of a termination. Termination resulting from cause, retirement, death and disability are not eligible. Subject to the Company’s discretion, the policy generally provides for one month’s base pay for each full year of service with a minimum amount payable of three months and a maximum amount payable of twelve months.

401(k) Plan. The Company has adopted a savings plan (the “Savings Plan”), which is qualified under Section 401(a) and 401(k) of the Internal Revenue Service (“IRS”) Code. All employees of the Company in the United States normally scheduled to work a minimum of 1,000 hours per year are eligible to participate in the Savings Plan effective with their hire date. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 60.0% of such participant’s eligible compensation, not to exceed the 401(k) plan elective deferral limit set forth by the IRS. Contributions to the Savings Plan will be invested, as the employee directs, in a variety of investment options.

Back to Contents

Pension Plans. The Company has adopted a Cash Balance Pension Plan. Under such plan, the Company will provide participants with annual credits of 4.0% of eligible compensation up to the Social Security Wage Base as set forth annually by the Social Security Administration and Department of Health and Human Services. An additional annual credit of 4.0% of eligible compensation from the Social Security Wage Base up to the Qualified Plan Compensation Limit set forth by the IRS is provided. All balances in the accounts of participants will be credited with interest based on the prior year’s U.S. Treasury bill rate. At retirement, participants eligible for benefits may receive their account balance in a lump sum or on a monthly basis with the monthly distribution determined to have an equivalent actuarial value.

Additionally, the Company has adopted a Supplemental Executive Retirement Plan, which is a non-qualified plan under the IRS Code, and which provides unfunded deferred compensation benefits to certain individuals whose salary exceeds the Qualified Plan Compensation Limit set forth by the IRS. Pursuant to the plan, participants are credited annually with amounts representing 8% of compensation in excess of the Qualified Plan Compensation Limit.

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather than in a lump sum:

Annual
Benefits
Payable

Michael A. McLain	$109,461
Chief Executive Officer, President and Chairman of the Board of Directors
D. Garrad Warren, III	$53,071
President, North American Safety Products Group
Jeffrey S. Kulka	$57,488
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James H. Bernhardt	$5,512
Senior Vice President and Chief Marketing Officer
James H. Floyd	$62,017
President, Aearo Europe, Managing Director, International

Back to Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Aearo Corporation owns 100% of our capital stock. AC Safety Holding Corp., or Holdings, owns 100% of the capital stock of Aearo Corporation. The following table sets forth information with respect to the ownership of the capital stock of Holdings by:

•	each person known to beneficially own more than 5% of the common stock,

•	each of our directors and executive officers, and

•	all of our executive officers and directors as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of Securities and Exchange Commission (“Commission”) regulations governing the determination of beneficial ownership of securities. Under Commission rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if such person has a right to acquire such securities within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

		Percentage of
	Number of Shares	Outstanding
Name of Beneficial Owner	Beneficially Owned	Shares

Bear Stearns Merchant Capital II, L.P.(1)	2,015,962	80.1
Vestar Equity Partners, L.P.(2)	238,531	9.5
Michael A. McLain	85,247	3.4
James H. Floyd	28,436	1.1
Rahul Kapur	28,436	1.1
D. Garrad Warren III	22,239	*
M. Rand Mallitz	21,311	*
James M. Phillips	15,625	*
Jeffrey S. Kulka	1,562	*
Thomas A. D’Amico	7,500	*
John D. Howard(3)	2,015,962	80.1
Douglas R. Korn(3)	2,015,962	80.1
Nick White	—	*
Directors and Executive Officers as a group	2,464,849	97.9

*	Less than one percent.

(1)	Includes shares of common stock owned by each of Bear Stearns Merchant Banking Partners II, L.P., Bear Stearns Merchant Banking Investors II, L.P., Bear Stearns MB-PSERS II, L.P., The BSC Employee Fund V, L.P. and The BSC Employee Fund VI, L.P. Bear Stearns Merchant Capital II, L.P. is the general partner of each of these entities. Bear Stearns Merchant Capital II, L.P. and each of the foregoing entities is an affiliate of Bear, Stearns & Co. Inc. and has an address at 383 Madison Avenue, New York, New York 10179.

(2)	Vestar Equity Partners, L.P. has an address at 245 Park Avenue, 41st Floor, New York, NY 10167.

(3)	Each of Messrs. Howard and Korn may be deemed the beneficial owner of the shares of common stock owned by Bear Stearns Merchant Capital II, L.P. set forth in note (1) above due to their status as senior managing directors of Bear Stearns & Co. Inc. and group head and executive vice president, respectively, of Bear Stearns Merchant Banking. Each such person disclaims beneficial ownership of any such shares.

Back to Contents

Item 13.  Certain Relationships and Related Transactions

Stockholder Support Agreement

On March 10, 2004, the Company entered into a stockholder support agreement with AC Safety Holding Corp., AC Safety Acquisition Corp. and Vestar Equity Partners, L.P. The stockholder support agreement contains, among other things, the following provisions with respect to Vestar and its affiliates:

•	a prohibition on sales, dispositions, pledges and other transfers on shares of Aearo Corporation capital stock;

•	a non-solicitation and non-interference provision with respect to Aearo’s current employees, certain former employees and customers, suppliers, licensees and other business relations; and

•	an agreement not to acquire or otherwise render services to certain of our competitors prior to March 10, 2006.

Professional Services Agreement

On April 7, 2004, AC Safety Holding Corp., Aearo Corporation and Aearo Company I entered into a professional services agreement with Bear Stearns Merchant Manager II, LLC, or BSMM (the “Successor Agreement”). Under the terms of the Successor Agreement, AC Safety Holding Corp., Aearo Corporation and Aearo Company I retained BSMM to provide certain management consulting and financial advisory services, for which the Company will pay BSMM an annual advisory fee equal to the greater of (i) $700,000 and (ii) 1.25% of the Adjusted Consolidated EBITDA (as defined in our credit facility as in effect on April 7, 2004, plus, to the extent deducted in arriving at Consolidated EBITDA, the aggregate advisory fee paid under the Successor Agreement and any fees paid to Vestar Capital Partners or any of its affiliates) by the Company and its subsidiaries. If AC Safety Holding Corp., Aearo Corporation or Aearo Company I engages BSMM with respect to any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction, the Company will pay BSMM a transaction fee to be negotiated between the parties. If the parties do not agree on a fee, the transaction fee will be 1.0% of the aggregate enterprise value paid or provided to AC Safety Holding Corp., Aearo Corporation or Aearo Company I. BSMM will also be entitled to a fee (a “Company Sale Fee”) of 0.65% of the aggregate enterprise value paid to AC Safety Holding Corp. or Aearo Corporation in a sale of AC Safety Holding Corp. or Aearo Corporation. The Successor Agreement will terminate on the earlier of (i) April 7, 2014, (ii) the consummation of a sale of AC Safety Holding Corp., Aearo Corporation or Aearo Company I, (iii) termination upon thirty days’ written notice by BSMM and (iv) the consummation of a qualified public offering of AC Safety Holding Corp. common stock. If not terminated by the foregoing, upon the tenth anniversary of the date of the Successor Agreement and the end of each year thereafter, the term is automatically extended for an additional year unless terminated by either party at least 30 days prior to such year end. Under the Successor Agreement, AC Safety Holding Corp., Aearo Corporation and Aearo Company I have agreed to indemnify BSMM for any and all claims and losses arising out of, or relating, to the professional services agreement.

Stockholders’ Agreement

On April 7, 2004, all holders of the capital stock of AC Safety Holding Corp. entered into and became subject to a stockholders’ agreement that governs certain aspects of our relationship with our security holders. The stockholders’ agreement, among other things:

•	allows security holders to join, and allows BSMM and its affiliates to require security holders to join, in any sale or transfer of shares of common stock or preferred stock by BSMM to any third party prior to a qualified public offering of common stock or preferred stock, following which (when aggregated with all prior such sales or transfers) BSMM and its affiliates shall have disposed of in excess of a certain specified percentage of the number of shares of common stock or preferred stock, as applicable, that BSMM and its affiliates owned as of the closing of the Merger;

Back to Contents

•	restricts the ability of certain security holders to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, common stock or preferred stock or all or part of the voting power associated with common stock or preferred stock, subject to certain specified exceptions;

•	grants to BSMM the right to designate members of the board of directors of AC Safety Holding Corp.;

•	grants to security holders the right to buy their proportionate percentage of securities offered for sale to BSMM by AC Safety Holding Corp.;

•	allows AC Safety Holding Corp. and BSMM to repurchase all or any portion of the common stock and preferred stock held by directors, employees and consultants of Aearo Corporation at varying prices upon the termination of their employment with Aearo Corporation for any reason (including death or disability);

•	grants demand and piggyback registration rights to BSMM and allow security holders to include securities in a registration statement filed by AC Safety Holding Corp. with respect to an offering of common stock or preferred stock (i) in connection with the exercise of any demand rights by BSMM and its affiliates or any other security holders possessing such rights or (ii) in connection with which BSMM and its affiliates exercise “piggyback” registration rights;

•	provides for the payment by AC Safety Holding Corp. of the fees and expenses associated with the exercise of registration rights under the stockholders’ agreement;

•	restricts the ability of AC Safety Holding Corp. and its subsidiaries to enter into certain transactions with BSMM and its affiliates; and

•	provides for non-operating board members of our management to vote their shares at the direction of AC Safety Holding Corp. and to grant AC Safety Holding Corp. a proxy in respect of their shares;

•	restricts our ability to amend the certificate of designations governing our series A preferred stock without the approval of certain of our security holders; and

•	grant to the security holders of AC Safety Holding Corp. information rights with respect of AC Safety Holding Corp. and its subsidiaries.

The stockholders’ agreement will terminate upon the earliest to occur of (i) the dissolution of AC Safety Holding Corp., (ii) the occurrence of any event that reduces the number of security holders to one, (iii) the consummation of a qualified initial public offering of AC Safety Holding Corp.’s common stock and (iv) the transfer to a person or group other than BSMM and its affiliates of a number of shares of common stock having the power to elect a majority of the AC Safety Holding Corp. Board of Directors.

Back to Contents

Item 14.   Principal Accountant Fees and Services

Audit Fees

The firm of Deloitte and Touche, LLP ( “Deloitte”) has served as the Company’s independent public accountants for each of the last two fiscal years ended September 30, 2003 and 2004. The aggregate fees billed by Deloitte are as follows:

	2003	2004

Audit fees	$275,000	$287,000

Tax fees	84,000	86,500

Other fees	312,000	709,405

Other fees in the fiscal year ended September 30, 2004 included approximately $631,000 related to the Merger Agreement. Other fees in the fiscal year ended September 30, 2003 included approximately $120,000 related to a transfer price study.

Tax fees relate to tax compliance, tax advice and planning services. Services include preparation of Federal and state tax returns, tax planning and assistance with various business issues including correspondence with taxing authorities.

The Audit Committee reviewed the audit and non-audit services rendered by Deloitte and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent auditors are approved in advance by the Board of Directors or the Audit Committee to ensure that such services do not impair the auditors’ independence.

Back to Contents

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

a)	1. Financial Statements:
See Index to financial statements under Item 8 on page 37 of this report.

2. Financial Statement Schedules:
See Schedule II on page 94 of this report.

3. Exhibits:
See Index of Exhibits on pages 96 to 97 hereof.

Back to Contents

SCHEDULE II
AEARO COMPANY I

VALUATION AND QUALIFYING ACCOUNTS
For the periods ended September 30, 2002, September 30, 2003, March 31, 2004 and September 30, 2004
(Dollars in thousands)

		Additions

	Balance at	Provisions	Charged to
	beginning of	Charged to	Other	Net Deductions	Balance at
	Period	Operations	Accounts	From Allowances	end of Period

Year ended September 30, 2002
Bad Debt Reserve	$831	$999	—	$(306)	$1,524

Year ended September 30, 2003
Bad Debt Reserve	1,524	243	—	(409)	1,358

Six months ended March 31, 2004
Bad Debt Reserve	1,358	233	—	(97)	1,494

Six months ended September 30, 2004
Bad Debt Reserve	1,494	137	—	(297)	1,334

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aearo Company I
Date: December 20, 2004	By: /s/ Michael A. McLain

Michael A. McLain
Chief Executive Officer, President, and Chairman
of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 20, 2004	/s/ Michael A. McLain

Michael A. McLain
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 20, 2004	/s/ Jeffrey S. Kulka

Jeffrey S. Kulka
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: December 20, 2004	/s/ John D. Howard

John D. Howard, Director

Date: December 20, 2004	/s/ Douglas R. Korn

Douglas R. Korn, Director

Date: December 20, 2004	/s/ Nick White

Nick White, Director

Back to Contents

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among Aearo Corporation, AC Safety Holding Corp. and AC Safety Acquisition Corp. dated March 10, 2004 (Incorporated by reference to Exhibit 2.1 of Aearo Corporation’s Current Report on Form 8-K filed April 22, 2004 (File No. 33-96190))

3.1*	Certificate of Incorporation of Aearo Company I

3.2*	Bylaws of Aearo Company I

4.1*	Indenture, dated as of April 7, 2004, among Aearo Company I, Cabot Safety Intermediate Corporation, VH Industries, Inc. and J.P. Morgan Trust Company, as Trustee

4.2*	Form of Exchange Note (included in Exhibit 4.1)

4.3*	Registration Rights Agreement, dated as of April 7, 2004, among Aearo Company I, Cabot Safety Intermediate Corporation, VH Industries, Inc. and the Initial Purchasers

10.1*	Credit Agreement among AC Safety Holding Corp., Aearo Corporation, Aearo Company I, the various Lenders party thereto, Bear Stearns Corporate Lending, as Syndication Agent, National City Bank of Indiana, as Co-Documentation Agent, Wells Fargo Bank, N.A., as Co-Documentation Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent dated April 7, 2004

10.2	Professional Services Agreement among AC Safety Holding Corp., AC Safety Acquisition Corp., Aearo Company I and Bear Stearns Merchant Manager II, LLC dated April 7, 2004 (Incorporated by reference to Exhibit 10.1 to Aearo Corporation’s Current Report on Form 8-K filed April 22, 2004 (File No. 33-96190))

10.3*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and Michael A. McLain

10.4*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and D. Garrad Warren III

10.5*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and M. Rand Mallitz

10.6*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and James M. Phillips

10.7*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and Rahul Kapur

10.8*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and Jeffrey S. Kulka

10.9*	Executive Employment Agreement dated March 10, 2004, between AC Safety Acquisition Corp. and James H. Floyd

10.10*	AC Safety Holding Corp. 2004 Deferred Compensation Plan

10.11*	AC Safety Holding Corp. 2004 Stock Incentive Plan

12.1+	Computation of Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of Aearo Company I

31.1+	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adapter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adapter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the registration statement on Form S-4, No. 333-116676, of Aearo Company I

+	Filed herewith.

(M)	Identifies management contract or compensatory plan.