Form 10-Q
period 2004-12-31
Aearo CO I
filed 2005-02-14
CIK 1290498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-116676

                                 AEARO COMPANY I

             (Exact name of registrant as specified in its charter)



            Delaware                                      13-3840356
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
            or organization)

       5457 West 79th Street                                  46268
       Indianapolis, Indiana                               (Zip Code)
(Address of principal executive offices)

                                 (317) 692-6666
             Registrant's telephone number, including area code)

                             _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 14, 2005 was 100.

                                 AEARO COMPANY I
                                TABLE OF CONTENTS
           Form 10-Q for the Quarterly Period Ended December 31, 2004

PART I-FINANCIAL INFORMATION..................................................3

Item 1.Financial Statements...................................................3
Consolidated Balance Sheets - Assets..........................................3
Consolidated Balance Sheets - Liabilities and Stockholder's Equity............4
Consolidated Statements of Operations.........................................5
Consolidated Statement of Stockholder's Equity................................6
Consolidated Statements of Cash Flows.........................................7
Notes to Consolidated Financial Statements....................................8
Item 2.Management's Discussion and Analysis of Financial Condition and Results
        of Operations........................................................22
Item 3.Quantitative and Qualitative Disclosures About Market Risk ...........28
Item 4.Controls and Procedures...............................................30
PART II - OTHER INFORMATION..................................................31

Item 6.Exhibits and Reports on Form 8-K......................................31
SIGNATURES...................................................................32

EXHIBIT INDEX................................................................33

                                                                   7
                          PART I-FINANCIAL INFORMATION
     Item 1.      Financial Statements




                        AEARO COMPANY I AND SUBSIDIARIES
                      Consolidated Balance Sheets - Assets
                                 (In Thousands)

                                                December 31,   September 30,
                                                     2004           2004
                                              --------------- --------------
                                                Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $  27,445         $ 27,724
  Accounts receivable (net of allowance
       for doubtful accounts of
  $1,464 and $1,358, respectively)                   52,375           54,159
Inventories                                          42,818           40,849
Deferred and prepaid expenses                         7,437            4,146
                                                 --------------   ----------
                  Total current assets                130,075        126,878
                                                ---------------   ----------

LONG TERM ASSETS:
  Property, plant and equipment, net                   54,599         54,750
  Goodwill, net                                       122,802        133,745
  Other intangible assets, net                        184,578        185,855
  Other assets                                         16,202         15,144
                                                 --------------   ----------
                  Total assets                   $    508,256      $ 516,372
                                                ---------------  -----------





  The accompanying notes are an integral part of these consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

       Consolidated Balance Sheets - Liabilities and Stockholder's Equity
             (In Thousands, Except for Per Share and Share Amounts)



                                              ---------------   ------------
                                                December 31,   September 30,
                                                   2004            2004
                                              ---------------  -------------
                                                (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt            $     1,673       $    1,639
   Accounts payable and accrued liabilities          46,132           46,730
   Accrued interest                                   3,066            6,996
   U.S. and foreign income taxes                      2,174            1,648
                                               ------------       ----------
                                              -------------       ----------
         Total current liabilities                   53,045           57,013
                                              -------------       ----------

LONG TERM LIABILITIES:
   Long-term debt                                   306,815          302,842
   Deferred income taxes                             44,369           59,699
   Other liabilities                                 14,565           14,726
                                              --------------      ----------
         Total liabilities                          418,794          434,280
                                              --------------      ----------

STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value-
    Authorized--100 shares
    Issued and outstanding--100 shares                    -                -
   Paid in capital                                  101,620          101,610
   Accumulated deficit                              (14,397)        (19,415)
   Accumulated other comprehensive income (loss)      2,239            (103)
                                              ---------------     ----------
         Total stockholder's equity                  89,462           82,092
                                              ---------------     ----------

Total liabilities and stockholder's equity    $     508,256       $  516,372
                                             ===============    ============


The accompanying notes are an integral part of these consolidated financial statements

                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)



                               Three Months Ended
                                  December 31,

                                                        2004       2003
                                                     Successor   Predecessor
   Net sales                                        $ 95,761   | $ 79,201
                                                               |
   Cost of sales                                      48,705   |   41,776
                                                    --------   |---------
   Gross profit                                       47,056   |   37,425
                                                               |
Selling and administrative                            31,731   |   27,471
                                                               |
Research and technical services                        2,220   |    1,741
                                                               |
Amortization                                           1,318   |      108
                                                               |
Other income, net                                       (68)   |  (1,042)
                                                  ----------    ---------

  Operating income                                    11,855   |    9,147
                                                               |
      Interest expense, net                            5,241   |    5,466
                                                               |
      Income before provision for income taxes         6,614   |    3,681
                                                               |
           Provision for income taxes                  1,596   |      791
                                                ------------   |---------
                                                               |
              Net income                             $ 5,018   |  $ 2,890
                                                ------------    ---------




  The accompanying notes are an integral part of these consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                      (In Thousands, Except Share Amounts)

                                                        Additional             Accumulated
                                                          Paid      Retained      Other                   Comprehensive
                                        Common             In       Earnings   Comprehensive                 Income
                                                                                  Income
Predecessor                         Shares  Amount       Capital   (Deficit)      (Loss)      Total          (Loss)
                                    ------- --------    ---------- ----------- ------------- ---------    -------------
Balance, October 1, 2003               100   $          $32,531     $    7,713  $   (6,786)   $ 33,458


  Net income                             -        -             -       8,564             -     8,564     $       8,564
  Foreign currency translation
adjustment                                                                            1,688     1,688             1,688
  Net minimum pension liability
adjustment                                                                                4         4                 4
                                                                                                          -------------
  Comprehensive income                                                                                    $      10,256
                                                                                                          =============

                                    ------- --------    ---------- ----------- ------------- ---------
Balance, March 31, 2004                100  $     -     $  32,531  $   16,277  $    (5,094)  $ 43,714
                                    ======= ========    ========== =========== ============= =========



-----------------------------------------------------------------------------------------------------------------------
  Successor
                                                  $
  Capital contribution                 100  -           $ 101,610  $        -  $             $101,610
  Net loss                               -        -             -      (5,110)             -   (5,110)         (5,110)
  Foreign currency translation
adjustment                               -        -             -           -         (103)     (130)     $     (390)
  Dividend to parent for
repayment of debt                                                     (14,305)             -  (14,305)               -
                                                                                                          -------------
  Comprehensive loss                     -        -             -           -             -               $   (5,213)
                                    ------- -------- -- ---------- ----------- ------------- ---------    =============
Balance, September 30, 2004            100                 101,610    (19,415)         (103)    82,092
                                    ------- -------- -- ---------- ----------- ------------- ---------


  Net income                             -        -             -       5,018             -     5,018     $     5,018
  Foreign currency translation
adjustment                               -        -             -           -         2,342     2,342           2,342
  Vesting of restricted stock            -        -            10                         -        10               -
                                                                                                          -------------
  Comprehensive income                   -        -             -           -             -         -      $    7,360
                                                                                                          =============
                                    ------- --------    ---------- ----------- ------------- ---------
Balance, December 31, 2004             100  $     -     $ 101,620  $(14,397)   $     2,239   $ 89,462
                                    ======= ========    ========== =========== ============= =========

                        AEARO COMPANY I AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                              December 31,
                                                                     --------------------------------
                                                                             2004     |    2003
                                                                     -----------------|---------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                   Successor     |    Predecessor
Net income                                                             $      5,018   | $     2,890
Adjustments to reconcile net income to cash provided by operating                     |
   activities-                                                                        |
   Depreciation                                                               2,577   |       2,929
   Amortization of intangible assets and deferred financing costs             1,660   |       1,263
   Deferred income taxes                                                        240   |         (7)
   Other, net                                                                    67   |         107
   Changes in assets and liabilities-                                                 |
      Accounts receivable                                                     3,027   |       5,067
      Inventories                                                            (1,060)  |     (4,304)
      Income taxes payable                                                      843   |          28
      Interest payable                                                       (3,930)  |       2,956
      Accounts payable and accrued liabilities                               (4,144)  |      (5,957)
      Other, net                                                             (2,935)  |       2,003
       Net cash provided by operating activities                              1,363   |       6,975
                                                                                      |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                 |
   Additions to property, plant and equipment                                (1,494)  |      (2,353)
   Proceeds provided by disposals of property, plant and equipment                1   |          12
       Net cash used by investing activities                                 (1,493)  |      (2,341)
                                                                                      |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                 |
   Repayment of revolving credit facility, net                                   --   |      (1,100)
   Repayment of term loans                                                     (325)  |      (4,466)
   Repayment of capital lease obligations                                       (65)  |         (61)
   Repayment of long term debt                                                 (224)  |         (82)
   Other                                                                         --   |         (11)
                                                                                      |
       Net cash used for financing activities                                  (614)  |      (5,720)
                                                                                      |
EFFECT OF EXCHANGE RATE ON CASH                                                 465   |      (1,545)
                                                                                      |
DECREASE IN CASH AND CASH EQUIVALENTS                                          (279)  |      (2,631)
                                                                                      |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               27,724   |       7,301
                                                                                      |
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     27,445   |$      4,670
                                                                                      |
                                                                                      |
                                                                                      |
                                                                                      |
CASH PAID FOR:                                                                        |
   Interest                                                            $      9,265   |$      1,325
   Income taxes                                                        $      1,026   |$        953




                        AEARO COMPANY I AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                DECEMBER 31, 2004

                                   (Unaudited)

Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements of Aearo Company I (the "Company") contain all normal, recurring adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2)       Company Background, Merger and Basis of Presentation

The Company manufactures and sells products under the brand names AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. On March 10, 2004, Aearo Corporation ("Parent"), the Company's parent, entered into a merger agreement ("Merger Agreement") with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the "Merger"). Pursuant to the terms of the Merger Agreement, on April 7, 2004 ("Acquisition Date"), AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.2 million, including fees and expenses. The Merger was financed with approximately $303.7 million of debt as discussed in Note 6, $3.7 million of which was assumed, $4.2 million of cash and $101.3 million of equity. The Company continues to be wholly-owned by Aearo Corporation after the Merger. The purpose of the Merger was to effect a change of control from Aearo
Corporation to the Company's ultimate parent AC Safety Holding Corp. Approximately $87.0 million of proceeds from the Merger was distributed to our Parent and used to pay the shareholders of the Parent to effect the merger transaction. An additional $14.3 million distributed to our Parent was used to pay the outstanding debt of the Parent as of April 7, 2004. The Merger was a business combination under SFAS No. 141, "Business Combinations," and the purchase price paid for our Parent reflects the push down of 100% of the purchase price resulting from the Merger. Accordingly, the results of operations subsequent to the Acquisition Date are presented on a different basis of accounting than the results of operations prior to the Acquisition Date, and, therefore are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004. The periods prior to April 7, 2004, are referred to as predecessor financial statements and the periods after April 7, 2004, are referred to as successor financial statements. The purchase price is allocated to the Company's tangible and intangible assets and liabilities based upon estimated fair values as of the date of the Merger. The purchase price has been preliminarily allocated as follows (dollars in thousands):

     Working capital                                        $  77,357
     Fixed assets                                              55,139
     Other assets and liabilities                              16,073
     Deferred tax liabilities                                 (45,258)
     Finite lived intangible asset                             74,104
     Indefinite lived intangible assets                       114,300
     Goodwill                                                 117,444
                                                            ---------
     Purchase price                                         $  409,159
                                                            ---------
3)       Significant Accounting Policies

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends. Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholder's equity. Foreign Currency Transactions. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The effective tax rate for the three months ended December 31, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries had operating losses for income tax purposes. Due to the uncertainty of realizing the tax benefits of the net operating losses, the tax benefits have been partially offset by a valuation allowance. The Company is included in the consolidated tax return filed by Aearo Corporation. All taxes are recorded as if separate, stand alone returns were filed. Deferred taxes are based on preliminary purchase price allocations and may be subsequently adjusted. Goodwill and Other Intangibles. Under the provisions of SFAS No. 142, "Goodwill and Other Intangibles", goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of intangibles assets as of September 30, 2004 and December 31, 2004, before final allocations resulting from the Merger:


                                            Gross        Accumulated
     September 30, 2004                     Amount        Amortization    Additions  Carrying Amount
     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (2,433)          --       70,567
     Patents                                      719              (122)          82          679
     Other                                        385               (76)          --          309
                                         ------------   ---------------   ----------- ------------
     Total Intangibles                   $    188,404   $        (2,631)  $       82  $   185,855
                                         ------------   ---------------   ----------- ------------


                                             Gross        Accumulated
     December 31, 2004 (Unaudited)          Amount        Amortization    Additions  Carrying Amount

     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (3,650)          --       69,350
     Patents                                      801              (185)          41          657
     Other                                        385              (114)          --          271
                                         ------------   ---------------   ----------- ------------
    Total Intangibles                   $    188,486   $        (3,949)  $       41  $   184,578
                                         ------------   ---------------   ----------- ------------


     Estimate of Aggregate Amortization Expense:


         Year ending September 30, 2005                        $          5,230
         Year ending September 30, 2006                                   5,225
         Year ending September 30, 2007                                   5,114
         Year ending September 30, 2008                                   4,904
         Year ending September 30, 2009                                   4,913


The following presents the preliminary allocation of goodwill resulting from the Merger and the changes in the carrying amount of goodwill for the three months ended December 31, 2004 (dollars in thousands):



                                                              Three Months Ended
                                                               December 31, 2004

     Beginning balance                                         $         133,745
     Allocation adjustment                                             (15,696)
     Translation adjustment                                               4,753
                                                               -----------------
     Ending balance                                            $        122,802


Stock-based Compensation. The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principals Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to or above the price of the underlying common stock on the grant date. The Company recognizes compensation expense related to restricted stock awards and amortizes the expense over the vesting period based on the estimated fair value of the stock at the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (dollars in thousands):


                                                          Three Months Ended
                                                             December 31,
                                                           2004    |      2003
                                                        -------    |    -------
                                                      Successor    | Predecessor
Net Income as reported                                $  5,018     | $     2,890
 Stock based compensation expense recorded under APB               |
   No. 25, net of tax                                       --     |         --
 Stock-based compensation expense determined under                 |
   the fair value method, net of tax                       (31)    |        (37)
                                                        -------    |    -------
Proforma net income                                   $  4,987     |  $    2,853
                                                        -------    |    -------



Accounting  for Derivative  Instruments  and Hedging  Activities.  SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. At December 31, 2004, the Company had no forward foreign currency contracts or interest rate derivatives as defined under SFAS No. 133. For the three month periods ended December 31, 2003, the Company reclassified into earnings net losses of $0.2 million resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company did not elect hedge accounting treatment for the interest rate cap as defined under SFAS No. 133, and, as a result, any fair value adjustment was charged directly to other charges (income), net. There was no impact on earnings for each of the periods ended December 31, 2003 and 2004. The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. For the three months ended December 31, 2003 and 2004, the impact on earnings for trade activities was a net loss of $0.1 million and $0.1 million, respectively. The Company's Senior Subordinated Notes contain an embedded call option that requires bifurcation because it was determined to not be clearly and closely related to the debt host contract. As a result of the valuation of the embedded call option, the Company has recorded a derivative asset of approximately $2.0 million and a corresponding liability as of September 30, 2004 and December 31, 2004, respectively. The derivative asset will be marked to market each quarter with a corresponding (gain) or loss to the statement of operations. The corresponding liability is amortized using the effective interest method over the term of the senior subordinated notes. For the three month period ended December 31, 2004, the mark to market revaluation of the embedded call option was immaterial. The resulting amortization of the corresponding liability resulted in a reduction in interest expense of less than $0.1 million for the three months ended December 31, 2004.


4) Comprehensive Income

Comprehensive income consisted of the following (dollars in thousands):







                                                          Three Months Ended
                                                               December 31,
                                                   ----------------------------
                                                       2004       |      2003
                                                   ---------------|-------------
                                                   Successor      |  Predecessor
                                                   Unaudited)     |  (Unaudited)
     Net Income                                    $  5,018       |   $    2,890
                                                                  |
     Foreign currency translation adjustment          2,342       |        2,636
     Unrealized loss on derivative instruments            -       |        (389)
                                                  ---------       |    ---------
     Comprehensive income                          $  7,360       |   $    5,137
                                                  ---------            ---------
5) Inventories

   Inventories consisted of the following (dollars in thousands):



                                                December 31,       September 30,
                                                   2004                2004
                                               --------------      -------------
                                                (Unaudited)

     Raw materials                              $    10,578        $      9,302
     Work in process                                  9,706              12,087
     Finished goods                                  22,534              19,460
                                                -----------        ------------
                                                $    42,818        $     40,849
                                                ===========       =============


Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)       Debt

The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $60 million for acquisitions (collectively, the "Senior Bank Facilities"). The amounts outstanding on the Term Loans and Revolving Credit Facility at September 30, 2004, were approximately $126.0 and $0 million, respectively. Since the Acquisition Date, the Company's debt has been negatively impacted by $6.3 million related to the fluctuation of the euro relative to the U.S dollar as of December 31, 2004. The amounts outstanding on the Term Loans and Revolving Credit Facility at December 31, 2004, were approximately $130.3 and $0 million, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and December 31, 2004, respectively. The Term Loans amortize quarterly over a seven year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of December 31, 2004.

     7)    Commitments and Contingencies

Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the Merger Agreement with AC Safety Acquisition Corp., Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from the Acquisition Date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in a stock purchase agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996. At December 31, 2004 and September 30, 2004, the Company has recorded liabilities of approximately $4.0 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve Aearo Corporation and its subsidiaries, including the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2010 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations. 8) Segment Reporting The Company manufactures and sells products under the brand names AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.


     Net Sales by Business Segment (dollars in thousands):





                                             Three Months Ended
                                                December 31,
                                       -------------------------------
                                              2004           2003
                                       -------------------------------
                                           Successor  |   Predecessor
                                         (Unaudited)  |  (Unaudited)
     Safety Products                     $     71,153 |   $    59,780
     Safety Prescription Eyewear                8,974 |         9,464
     Specialty Composites                      15,634 |         9,957
                                         ------------ |   -----------
     Total                               $     95,761 |   $    79,201
                                         ------------ |   -----------


Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $1.2 million and $0.7 million for the three months ended December 31, 2004 and 2003, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

Profit (loss) by business segment and reconciliation to income before provision for income taxes (dollars in thousands):




                                                        Three Months Ended
                                                           December 31,
                                                -------------------------------
                                                      2004              2003
                                                --------------------------------
                                                  Successor      |   Predecessor
                                                   (Unaudited)   |   (Unaudited)
     Safety Products                              $       12,214 |  $     11,230
     Safety Prescription Eyewear                            (325)|         (214)
     Specialty Composites                                  3,861 |         1,168
                                                   ------------- |  ------------
     Segment profit                                       15,750 |        12,184
                                                   ------------- |  ------------
                                                                 |
     Depreciation                                          2,577 |         2,929
     Amortization of intangibles                           1,318 |           108
     Interest                                              5,241 |         5,466
                                                   ------------- |  ------------
     Income before provision for income taxes      $        6,614|   $     3,681
                                                   ------------- |  ------------

Segment profit is defined as operating income (loss) before depreciation, amortization, interest expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.



9)       Pension

The following table presents the components of net periodic pension cost for the three month periods ended December 31, 2004 and 2003, respectively (dollars in thousands):



                                                    Three Months Ended
                                                       December 31,

                                               -----------------------------
                                                Successor    Predecessor
                                               -----------------------------
                                                   2004      |    2003
     Service cost                                $     364   |  $      335
     Interest cost                                     206   |         186
     Expected return on plan assets                   (184)  |        (167)
     Amortization of prior service cost                 --   |           2
                                               ------------- |  -----------
     Total                                       $     386   |  $       356
                                               ------------- |  ------------


The Company previously disclosed in its Annual Report on Form 10-K for the year ended September 30, 2004, that it expected to contribute $1.2 million to its pension plan in 2005. As of December 31, 2004, the Company has not made any contributions to its pension plan and plans to contribute the entire $1.2 million in the fourth quarter of fiscal 2005.

10)      Summarized Financial Information

The Company's 8.25% Senior Subordinated Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are the Company's foreign subsidiaries. The following financial information illustrates the composition of the combined Subsidiary Guarantors based on the preliminary allocation of purchase price. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands).

Consolidated   Statement  of  Operations(Unaudited)
Three Months Ended December 31, 2004


                                                                        Successor
                                               -------------------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net Sales.................................  $ 71,699    $     --    $ 35,044    $ (10,982)  $  95,761
     Cost of sales.............................    40,434          --      19,245      (10,974)     48,705
                                                 --------    --------    --------    ----------  ----------
       Gross profit............................    31,265          --      15,799           (8)     47,056

     Selling and administrative................    21,778       2,400       7,553           --      31,731
     Research and technical services...........     1,343          --         877           --       2,220
     Amortization..............................       934          64         320           --       1,318
     Other charges (income), net...............     3,979      (6,459)      2,412           --         (68)
                                                 --------    --------    --------    ----------  ----------
        Operating income (loss)................     3,231       3,995       4,637           (8)     11,855
     Interest expense (income).................     5,118        (347)        470           --       5,241
                                                 --------    --------    --------    ----------  ----------
     Income (loss) before taxes................    (1,887)      4,342       4,167           (8)      6,614
     Income tax provision (benefit)............    (1,778)      2,043       1,331           --       1,596
     Equity in subsidiaries....................     5,135       2,836                   (7,971)         --
                                                 --------    --------    --------    ----------  ----------
        Net income.............................  $  5,026    $  5,135    $  2,836    $  (7,979)  $   5,018
                                                 --------    --------    --------    ----------  ----------

Consolidated Statement of Operations (Unaudited)
Three Months Ended December 31, 2003



                                                                       Predecessor
                                               -------------------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net Sales.................................  $ 58,187    $     --    $ 30,642    $  (9,628)  $  79,201
     Cost of Sales.............................    33,515          --      17,841       (9,580)     41,776
                                                 --------    --------    --------    ----------  ----------
        Gross profit...........................    24,672          --      12,801          (48)     37,425

     Selling and administrative................    20,537         229       6,705           --      27,471
     Research and technical services...........     1,157          --         584           --       1,741
     Amortization..............................        84          24          --           --         108
     Other charges (income), net...............     3,086      (6,565)      2,437           --      (1,042)
                                                 --------    --------    --------    ----------  ----------
        Operating income.......................      (192)      6,312       3,075          (48)      9,147
     Interest expense (income).................     5,129        (535)        872           --       5,466
                                                 --------    --------    --------    ----------  ----------
     Income (loss) before taxes................    (5,321)      6,847       2,203          (48)      3,681
     Income tax provision (benefit)............    (2,749)      2,944         596           --         791
     Equity in subsidiaries....................     5,510       1,607                   (7,117)         --
                                                 --------    --------    --------    ----------  ----------
        Net income.............................  $  2,938    $  5,510    $  1,607    $  (7,165)  $   2,890
                                                 --------    --------    --------    ----------  ----------


     Consolidated Balance Sheet (Unaudited)
     December 31, 2004




                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Current Assets:
        Cash and cash equivalents..............  $ 21,640    $    351    $  5,454    $      --   $  27,445
        Receivables, net.......................    31,978       1,672      18,725           --      52,375
        Inventories............................    30,431          --      12,703         (316)     42,818
        Deferred and prepaid expenses..........     6,232          --       1,205           --       7,437
                                                 --------    --------    --------    ----------  ----------
     Total current assets......................    90,281       2,023      38,087         (316)    130,075
                                                 --------    --------    --------    ----------  ----------

     Long Term Assets:
        Property plan and equipment............    38,924          --      15,675           --      54,599
        Goodwill and other intangibles, net....    91,860     122,294      93,226           --     307,380
        Inter-company receivables (payables)      (52,651)     98,155     (45,504)          --          --
        Investment in subsidiaries ............   251,506      67,292        (778)    (318,020)         --
        Other assets...........................    16,191          --          11           --      16,202
                                                 --------    --------    --------    ----------  ----------
     Total assets..............................  $436,111    $289,764    $100,717    $(318,336)  $ 508,256
                                                 --------    --------    --------    ----------  ----------

     Current Liabilities:
        Current portion of long term debt......  $  1,673    $     --    $     --    $      --   $   1,673
        Accounts payable and accrued
        liabilities............................    28,431       3,959      13,742           --      46,132
        Accrued interest.......................     3,066          --          --           --       3,066
        Income tax payables (receivables)......     2,523      (2,564)      2,215                    2,174
                                                 --------    --------    --------    ----------  ----------
     Total current liabilities.................    35,693       1,395      15,957           --      53,045
                                                 --------    --------    --------    ----------  ----------
     Long Term Liabilities:
        Long term debt.........................   306,815          --          --           --     306,815
        Deferred income taxes..................     7,863      23,860      12,646           --      44,369
        Other liabilities......................    14,565          --          --           --      14,565
                                                 --------    --------    --------    ----------  ----------
     Total liabilities.........................   364,936      25,255      28,603           --     418,794
                                                 --------    --------    --------    ----------  ----------
     Stockholder's Equity:
        Common.................................        --          --       4,222       (4,222)         --
        Paid in capital........................   101,620     267,796      41,765     (309,561)    101,620
        Accumulated deficit....................   (24,934)     (9,484)     29,004       (8,983)    (14,397)
        Accumulated other comprehensive income
        (loss).................................    (5,511)      6,197      (2,877)       4,430       2,239
                                                 --------    --------    --------    ----------  ----------
     Total stockholder's equity................    71,175     264,509      72,114     (318,336)     89,462
                                                 --------    --------    --------    ----------  ----------
     Total liabilities and stockholder's equity  $436,111    $289,764    $100,717    $(318,336)  $ 508,256
                                                 --------    --------    --------    ----------  ----------

     Consolidated Balance Sheet
     September 30, 2004




                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Current Assets:
        Cash and cash equivalents..............  $ 18,309    $    140    $  9,275    $      --   $  27,724
        Receivables, net.......................    34,823          --      19,336           --      54,159
        Inventories............................    29,956          --      11,202         (309)     40,849
        Deferred and prepaid expenses..........     3,014          --       1,132           --       4,146
                                                 --------    --------    --------    ----------  ----------
     Total current assets......................    86,102         140      40,945         (309)    126,878
                                                 --------    --------    --------    ----------  ----------

     Long Term Assets:
        Property plan and equipment............    40,040          --      14,710           --      54,750
        Goodwill and other intangibles, net....   134,567     131,786      53,247           --     319,600
        Inter-company receivables (payables)       64,478     (12,147)    (52,331)          --          --
        Investment in subsidiaries ............   154,350      40,981        (713)    (194,618)         --
        Other assets...........................    15,133          --          11           --      15,144
                                                 --------    --------    --------    ----------  ----------
     Total Assets..............................  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                 --------    --------    --------    ----------  ----------

     Current Liabilities:
        Current portion of long term debt......  $  1,618    $     --    $     21    $      --   $   1,639
        Accounts payable and accrued
        liabilities............................    32,623         577      13,530           --      46,730
        Accrued interest.......................     6,996          --          --           --       6,996
        Income tax payables (receivables)......     2,324      (2,317)      1,641           --       1,648
                                                 --------    --------    --------    ----------  ----------
     Total current liabilities.................    43,561      (1,740)     15,192           --      57,013
                                                 --------    --------    --------    ----------  ----------
     Long Term Liabilities:
        Long term debt.........................   302,662          --         180           --     302,842
        Deferred income taxes..................    58,073          --       1,626           --      59,699
        Other liabilities......................    14,726          --          --           --      14,726
                                                 --------    --------    --------    ----------  ----------
     Total liabilities.........................   419,022      (1,740)     16,998           --     434,280
                                                 --------    --------    --------    ----------  ----------
     Stockholder's Equity:
        Common.................................        --          --       7,396       (7,396)         --
        Paid in capital........................   101,610     167,519      12,280     (179,799)    101,610
        Accumulated deficit....................   (24,824)     (8,664)     26,168      (12,095)    (19,415)
        Accumulated other comprehensive income
        (loss).................................    (1,138)      3,645      (6,973)       4,363        (103)
                                                 --------    --------    --------    ----------  ----------
     Total stockholder's equity................    75,648     162,500      38,871     (194,927)     82,092
                                                 --------    --------    --------    ----------  ----------
     Total liabilities and stockholder's equity  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                 --------    --------    --------    ----------  ----------


     Consolidating Statement of Cash Flows (Unaudited)
     Three Months Ended December 31, 2004



                                                                  Successor
                                               -------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesConsolidated

     Net cash provided by (used for) operating
        activities.............................  $  1,262    $    780    $   (679)   $   1,363

     Net cash used for investing activities....      (886)         --        (607)      (1,493)

     Net cash provided by (used for) financing
        activities.............................     2,706      (3,120)       (200)        (614)

     Effect of exchange rate on cash...........       249       2,551      (2,335)         465
                                                 --------    --------    --------    ----------
     Increase (decrease) in cash and cash
        equivalents............................     3,331         211      (3,821)        (279)

     Cash and cash equivalents at the
        beginning of the period................    18,309         140       9,275       27,724
                                                 --------    --------    --------    ----------
     Cash and cash equivalents at the end of
        the period.............................  $ 21,640    $    351    $  5,454    $  27,445
                                                 --------    --------    --------    ----------

     Consolidating Statement of Cash Flows (Unaudited)
     Three Months Ended December 31, 2003



                                                                 Predecessor
                                               -------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesConsolidated

     Net cash provided by operating activities.  $  2,765    $  2,379    $  1,831    $   6,975

     Net cash used for investing activities....    (1,199)         --      (1,142)      (2,341)

     Net cash used for financing activities....    (1,264)     (3,600)       (856)      (5,720)

     Effect of exchange rate on cash...........      (388)      1,453      (2,610)      (1,545)
                                                 --------    --------    --------    ----------
     Increase (decrease) in cash and cash
        equivalents............................       (86)        232      (2,777)      (2,631)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551        7,301
                                                 --------    --------    --------    ----------
     Cash and cash equivalents at the end of
        the period.............................  $  1,458    $    438    $  2,774    $   4,670
                                                 --------    --------    --------    ----------






22 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements included statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding the Company's expected business outlook, anticipated financial and operating results, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount and timing of future capital expenditures, future acquisitions, the likelihood of the Company's success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statements. Many of these factors are beyond the Company's ability to control or predict. You should read this report in conjunction with the more detailed risks included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30,2004.. The Company believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and except as otherwise required by the federal securities laws, the Company undertakes no obligation to update any of them publicly in light of new information or future events.
     Merger Agreement

On March 10, 2004, Aearo Corporation ("Parent"), the Company's parent, entered into a Merger Agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the "Merger"). Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.2 million, including estimated fees and expenses. The Merger was financed with approximately $303.7 million of debt, of which $3.7 million was assumed, $4.2 million of cash and $101.3 million of equity. The merger was a business combination under SFAS No. 141, "Business Combinations," and the purchase price paid for our Parent was pushed down to the Company. Accordingly, the results of operations (unaudited) subsequent to the Acquisition Date are presented on a different basis of accounting than the results of operations (unaudited) prior to the Acquisition Date, and therefore, are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April
1. 2004 to April 7, 2004.


Results of Operations -- Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003.

The following discussion provides a comparison of the results of operations for the successor company and that of the predecessor company for the three months ended December 31, 2004 and 2003, respectively. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. Material variances that are caused by the different basis of accounting have been disclosed where applicable. The following table sets forth the major components of the Company's consolidated statements of operations expressed as a percentage of net sales.

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)



                                            Three Months Ended December 31,
                                     2004 (1)     %          2003         %
Net sales:                          Successor             Predecessor
   Safety Products                $   71,153    74.3 |   $ 59,780         75.5
   Safety Prescription Eyewear         8,974     9.4 |      9,464         11.9
   Specialty Composites               15,634    16.3 |      9,957         12.6
                                  ----------    ---- |   --------         ----
      Total net sales                 95,761   100.0 |     79,201        100.0
Cost of sales                         48,705    50.9 |     41,776         52.7
                                  ----------    ---- |   --------         ----
Gross profit                          47,056    49.1 |     37,425         47.3
                                  ----------    ---- |   --------         ----
                                                     |
Operating expenses:                                  |
   Selling and administrative         31,731    33.1 |     27,471         34.7
   Research and technical services     2,220     2.3 |      1,741          2.2
   Amortization                        1,318     1.4 |        108          0.1
   Other income, net                     (68)   (0.1)|     (1,042)        (1.3)
                                  ----------    ---- |   --------         ----
      Total operating expense         35,201    36.7 |     28,278         35.7
Operating income                      11,855    12.4 |      9,147         11.6
Interest expense, net                  5,241     5.5 |      5,466          6.9
                                  ----------    ---- |   --------         ----
   Income before taxes                 6,614     6.9 |      3,681          4.6
Provision for income taxes             1,596     1.7 |        791          1.0
                                  ----------    ---- |   --------         ----
   Net income                     $    5,018     5.2 |   $  2,890          3.6
                                  ----------    ---- |   --------         ----

(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.



Net sales for the three months ended December 31, 2004 increased 20.9% to $95.8 million from $79.2 million in the three months ended December 31, 2003. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $2.8 million. The Safety Products segment net sales for the three months ended December 31, 2004 increased 19.0% to $71.2 million from $59.8 million in the three months ended December 31, 2003. The increase in net sales resulted from a 14.6% increase in organic growth and a 4.4% increase due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for ten consecutive quarters. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the three months ended December 31, 2004 decreased 5.2% to $9.0 million from $9.5 million for the three months ended December 31, 2003. The decrease in net sales resulted from a 6.1% reduction in volume partially offset by 0.9% increase from foreign currency translation. Specialty Composites' net sales for the three months ended December 31, 2004 increased 57.0% to $15.6 million from $10.0 million in three months ended December 31, 2003. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment, which has been experiencing positive sales trends in the last six quarters. Gross profit for the three months ended December 31, 2004 increased 25.7% to $47.1 million from $37.4 million for the three months ended December 31, 2003. Gross profit as a percentage of net sales for the three months ended December 31, 2004 was 49.1% as compared to 47.3% for the three months ended December 31, 2003. The improvement in the gross profit percentage is primarily due to favorable product mix, productivity improvements and the impact of foreign currency translation. The Safety Products segment gross profit in the three months ended December 31, 2004 increased 22.3% to $36.0 million from $29.4 million in the three months ended December 31, 2003. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company's ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. Volume and productivity improvements contributed approximately 17% of the increase in gross profit with foreign currency translation contributing the remaining 5% of the increase. The Safety Prescription Eyewear segment gross profit in the three months ended December 31, 2004 decreased 7.4% to $4.1 million from $4.4 million in the three months ended December 31, 2003. The decrease was primarily the result of a 6.1% reduction due to a decrease in sales volume and a 1.3%
reduction due to sales mix. Specialty Composites' gross profit in the three months ended December 31, 2004 increased 93.0% to $7.0 million from $3.6 million in the three months ended December 31, 2003. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption. Approximately 74.0% of the increase in the Specialty Composites gross profit was due to volume increases and favorable product mix with the remaining 19% of the increase due to productivity improvements. Operating expenses for the three months ended December 31, 2004 increased 24.5% to $35.2 million from $28.3 million for the three months ended December 31, 2003. The increase in operating expenses was primarily driven by an increase in selling and administrative amortization expense and other charges, net. Selling and administrative expenses included approximately $0.7 million due to foreign currency translation, $1.3 million due to performance based incentives related to the increase in sales volume, $0.4 million related to freight and distribution with the remaining increase consistent with the increase in sales volume. Selling and administrative expenses as a percentage of net sales improved to 33.1% for the three months ended December 31, 2004 as compared to 34.7% for the three months ended December 31, 2003. Amortization expense increased approximately $1.2 million due to the preliminary allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. The increase in other charges, net was attributed to the less favorable impact of foreign currency transaction expenses in the three months ended December 31, 2004 as compared to December 31, 2003. Interest expense, net, for the three months ended December 31, 2004 decreased to $5.2 million from $5.5 million for the three months ended December 31, 2003. The decrease is due to lower weighted average interest rates under the Company's new credit facility and the 8.25% senior subordinated notes, partially offset by the increase in the level of the Company's debt. The provision for income taxes for the three months ended December 31, 2004 was $1.6 million compared to $0.8 million for the three months ended December 31, 2003. The effective tax rate for the three months ended December 31, 2004 and 2003 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net losses for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits for net operating losses have been partially offset by a valuation allowance.

     Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company, and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company's Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company, from time to time, will utilize forward foreign currency contracts and other hedging instruments to mitigate the effects of changes in foreign currency rates on profitability.

     Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

     Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $60 million for acquisitions (collectively, the "Senior Bank Facilities"). The amounts outstanding on the Term Loans and Revolving Credit Facility at September 30, 2004, were approximately $126.0 and $0 million, respectively. The Company's debt has been negatively impacted by $6.3 million related to the fluctuation of the euro relative to the U.S dollar as of December 31, 2004. The amounts outstanding on the Term Loans and Revolving Credit Facility at December 31, 2004, were approximately $130.3 and $0 million, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and December 31, 2004, respectively. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of December 31, 2004.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company's principal source of cash to fund these capital requirements is cash from operations. The Company spent $1.5 million and $2.4 million, respectively for capital expenditures for the three months ended December 31, 2004 and 2003, respectively. The Company anticipates it will spend approximately $11.0 million for capital expenditures in its fiscal year ending September 30, 2005.

The Company's net cash provided by operating activities for the three months ended December 31, 2004 totaled $1.4 million as compared to $7.0 million for the three months ended December 31, 2003. The decrease of $5.6 million was primarily due to an $8.6 million decrease related to the net changes in assets and liabilities, partially offset by a $2.9 million improvement in net income adjusted for cash and non-cash charges (depreciation, amortization, deferred taxes and other). The Company's net changes in assets and liabilities was primarily driven by a decrease in cash from interest payable of $6.9 million due to the change in timing of the payment for the senior subordinated notes as a result of the merger. The remaining change was due to a decrease from receivables, accounts payable and accrued liabilities and other, net, partially offset by an increase in cash from inventories and income taxes payable.

Net cash used for investing activities was $1.5 million for the three months ended December 31, 2004 as compared to $2.3 million for the three months ended December 31, 2003. The decrease in net cash used by investing activities is primarily attributed to reduced spending for property, plant and equipment.

Net cash used for financing activities for the three months ended December 31, 2004 was $0.6 million compared with $5.7 million for the three months ended December 31, 2003. The change is primarily due to the lower debt servicing requirement under the Company's new credit facility as compared to the debt servicing requirements under the old credit facility.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Over the 11 year period ended September 30, 2004, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.3%. Considering this information and the potential for lower future returns due to the generally lower interest rate environment, the Company selected an 8.0% rate of return on plan asset assumption. Actual asset returns for the Company's pension plan improved in the last two fiscal years after two years of negative returns. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on annual pension expense. The discount rate was also unchanged at 6.0% for the fiscal year ended September 30, 2004. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.1 million impact on annual pension expense.

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



     Fiscal year 2005                                                 $   1,121
     Fiscal year 2006                                                       466
     Fiscal year 2007                                                       618
     Fiscal year 2008                                                       830
     Fiscal year 2009                                                     1,214
     Fiscal year 2010 - 2014                                              6,784


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

     Contractual Obligations

The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of December 31, 2004:



                                                              2010 and
                               2005     2006-2007  2008-2009  after       Total
Capital lease obligations    $    264 $    705  $    368 $       32  $    1,369
Operating lease obligations     2,650    5,815     5,064      5,546      19,075
Mortgage obligations              269    2,048        --         --       2,317
Purchase obligations            2,746    3,479     3,201         --       9,426
Respiratory commitment            300      800       800        800       2,700
Long term debt                 16,346   43,403    43,173    320,028     422,950
                            -------- --------  -------- ----------  -----------
Total                        $ 22,575 $ 56,250  $ 52,606 $  326,406  $  457,837
                            -------- --------  -------- ----------  -----------


The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.7 million for taxes worldwide in fiscal 2004 and does not anticipate significant changes to its tax obligations in the future. The Company has approximately $1.4 million of letters of credit outstanding as of December 31, 2004 and does not anticipate significant changes to its outstanding letters of credit in the future.

     Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to changes in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivatives from time to time are for purposes other than trading. The Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

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

To mitigate the effects of changes in foreign currency rates on profitability, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the three months ended December 31, 2004 and 2003, net transaction exposures were a loss of $0.1 million for each period. For the three months ended December 31, 2004 and 2003, cash flow exposures were $0.0 million and a loss of $0.2 million, respectively. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in euros.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Since the Company had no open forward foreign currency contracts as of December 31, 2004, the Company had recorded no derivative asset or liability at December 31, 2004. As a result of open forward foreign currency contracts, the Company had a derivative payable of $0.4 million as of September 30, 2004.

The Company may also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a loss of approximately $0.1 million, for the three months ended December 31, 2004 and 2003, respectively.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, any fair value adjustment was charged directly to other charges (income), net. During the three months ended December 31, 2004, there was no change in the value of the interest rate cap.

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


Item 4. Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2004, and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits
         See Index of Exhibits on page 33 hereof.

(b) Reports on Form 8-KOn November 17, 2004, the Company filed a Current Report on Form 8-K to announce the appointment of a new Director.

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  February 14, 2005    AEARO COMPANY I


                                 /s/ Michael A. McLain

                                 _______________________________________
                                 Michael A. McLain
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

                                 /s/ Jeffrey S. Kulka

                                 _______________________________________
                                 Jeffrey S. Kulka
                                 Senior Vice President, Chief Financial
                                 Officer and Secretary
                                 (Principal Financial and Accounting Officer)

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