Form 10-Q
period 2005-03-31
Aearo CO I
filed 2005-05-09
CIK 1290498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-116676

                                 AEARO COMPANY I

             (Exact name of registrant as specified in its charter)



              Delaware                                 13-3840356
     (State or other jurisdiction          IRS Employer Identification No.)
     of incorporation or organization)

         5457 West 79th Street                            46268
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

          The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 9, 2005 was 100.

                                 AEARO COMPANY I
                                TABLE OF CONTENTS
            Form 10-Q for the Quarterly Period Ended March 31, 2005

PART I-FINANCIAL INFORMATION...................................................3

Financial Statements...........................................................3
Consolidated Balance Sheets - Assets...........................................3
Consolidated Balance Sheets - Liabilities and Stockholder's Equity.............4
Consolidated Statements of Operations..........................................5
Consolidated Statement of Stockholder's Equity.................................6
Consolidated Statements of Cash Flows..........................................7
Notes to Consolidated Financial Statements.....................................8
Item 2.Management's Discussion and Analysis of Financial Condition and Results
       of Operations .........................................................25
Item 3.Quantitative and Qualitative Disclosures About Market Risk.............36
Item 4.Controls and Procedures ...............................................38
PART II - OTHER INFORMATION...................................................39

Item 6.Exhibits and Reports on Form 8-K.......................................39
SIGNATURES....................................................................40

EXHIBIT INDEX.................................................................41

                          PART I-FINANCIAL INFORMATION
     Item 1.      Financial Statements




                        AEARO COMPANY I AND SUBSIDIARIES
                      Consolidated Balance Sheets - Assets
                                 (In Thousands)

                                                                  March 31,            September 30,
                                                                    2005                   2004
                                                                ------------          -------------
                                                               (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                  $     40,947             $    27,724
    Accounts receivable (net of allowance for
    doubtful accounts of$1,439 and $1,358, respectively)             56,497                  54,159
    Inventories                                                      40,913                  40,849
    Deferred and prepaid expenses                                     6,603                   4,146
                                                               --------------          ------------
        Total current assets                                        144,960                 126,878
                                                               --------------          ------------

  LONG TERM ASSETS:
    Property, plant and equipment, net                               53,213                  54,750
    Goodwill, net                                                   120,691                 133,745
    Other intangible assets, net                                    183,321                 185,855
    Other assets                                                     15,235                  15,144
                                                               --------------          ------------
        Total assets                                           $    517,420            $    516,372
                                                               ===============       ==============










The accompanying notes are an integral part of these consolidated financial statements
                                        3


                        AEARO COMPANY I AND SUBSIDIARIES
       Consolidated Balance Sheets - Liabilities and Stockholder's Equity
             (In Thousands, Except for Per Share and Share Amounts)



                                                             March 31,       September 30,
                                                               2005              2004
                                                       ---------------       -------------
                                                           (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                  $     1,656             $    1,639
   Accounts payable and accrued liabilities                47,612                 46,730
   Accrued interest                                         6,679                  6,996
   Accrued income taxes                                     2,179                  1,648
                                                       ---------------        ----------
         Total current liabilities                         58,126                 57,013
                                                       ---------------        ----------

LONG TERM LIABILITIES:
   Long-term debt                                         304,044                302,842
   Deferred income taxes                                   40,053                 59,699
   Other liabilities                                       14,794                 14,726
                                                       ---------------        ----------
         Total liabilities                                417,017                434,280
                                                       ---------------        ----------

STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value-
    Authorized--100 shares
    Issued and outstanding--100 shares                       -                      -
   Paid in capital                                        101,630                 101,610
   Accumulated deficit                                     (2,296)                (19,415)
   Accumulated other comprehensive income (loss)            1,069                    (103)
                                                      ---------------    -----------------
         Total stockholder's equity                       100,403                  82,092
                                                      ---------------    -----------------
         Total liabilities and stockholder's equity   $   517,420           $     516,372
                                                      ===============    =================



  The accompanying notes are an integral part of these consolidated financial statements
                                        4



                        AEARO COMPANY I AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)




                                             Three Months Ended               Six Months Ended
                                                 March 31,                        March 31,
                                          2005             2004          2005         2004
                                       Successor        Predecessor   Successor    Predecessor
Net sales                            $  104,478       $   90,378      $ 200,239      $   169,579

Cost of sales                            52,928           47,280        101,633           89,056
                                     -----------    ------------    -----------      -----------

   Gross profit                          51,550           43,098         98,606           80,523

Selling and administrative               32,680           29,364         64,411           56,835

Research and technical services           2,211            1,883          4,431            3,623

Amortization                              1,297              134          2,615              242

Other (income) charges, net                 380              535            312             (506)

Restructuring                               --            (1,091)            --           (1,091)
                                     ------------       ----------     ---------      ------------

   Operating income                      14,982           12,273         26,837            21,420

Interest expense, net                     5,688            5,370         10,929            10,836
                                     ------------       ----------     ---------      ------------

   Income before provision for
   income taxes                           9,294            6,903         15,908            10,584

Provision (benefit) for income taxes     (2,807)           1,229         (1,211)            2,020
                                     -----------        ---------      ---------      ------------

   Net income                        $   12,101        $   5,674  $      17,119      $      8,564
                                     -----------        ---------     ----------      ------------






The accompanying notes are an integral part of these consolidated financial statements
                                        5


                        AEARO COMPANY I AND SUBSIDIARIES


                 Consolidated Statement of Stockholder's Equity
                      (In Thousands, Except Share Amounts)


                                                        Additional  Retained    Accumulated
                                                          Paid     Earnings/      Other                 Comprehensive
                                        Common             In      (Accumulated Comprehensive               Income
                                                                                  Income
Predecessor                         Shares  Amount       Capital    Deficit)      (Loss)       Total        (Loss)
                                    ------- --------    ---------- ----------- ------------- ---------  -------------

Balance, October 1, 2003             100   $    -       $ 32,531    $ 7,713    $  (6,786)    $ 33,458

  Net income                           -        -             -       8,564            -        8,564     $    8,564
  Foreign currency translation
adjustment                                                                         1,688        1,688          1,688
  Net minimum pension liability
adjustment                                                                             4            4              4
                                                                                                        -------------
   Comprehensive income                                                                                   $   10,256
                                                                                                        =============

                                    ------- --------    ---------- ----------- ------------- ---------
Balance, March 31, 2004              100  $    -       $  32,531   $ 16,277    $  (5,094)    $ 43,714
                                    ======= ========    ========== =========== ============= =========

---------------------------------------------------------------------------------------------------------------------
  Successor
                                                  $
  Capital contribution                 100  -           $ 101,610  $        -  $             $101,610
  Net loss                               -        -             -     (5,110)             -   (5,110)         (5,110)
  Foreign currency translation
adjustment                               -        -             -           -         (103)     (103)     $     (103)
  Dividend to parent for
repayment of debt                                                    (14,305)             -  (14,305)               -
                                                                                                          -------------
  Comprehensive loss                     -        -             -           -             -               $   (5,213)
                                    ------- --------    ---------- ----------- ------------- ---------    =============
Balance, September 30, 2004            100                101,610    (19,415)         (103)    82,092
                                    ------- --------    ---------- ----------- ------------- ---------

  Net income                             -        -             -      17,119             -    17,119     $    17,119
  Foreign currency translation
adjustment                               -        -             -           -         1,172     1,172           1,172
  Vesting of restricted stock            -        -            20                         -        20                -
                                                                                                          -------------
  Comprehensive income                   -        -             -           -             -         -      $   18,291
                                                                                                          =============
                                    ------- --------    ---------- ----------- ------------- ---------
Balance, March 31, 2005                100  $     -     $ 101,630  $ (2,296)   $     1,069   $100,403
                                    ======= ========    ========== =========== ============= =========






The accompanying notes are an integral part of these consolidated financial statements


                        AEARO COMPANY I AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               March 31,
                                                    ----------------------------
                                                         2005      |      2004
                                                    ---------------|------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                  Successor  | Predecessor
Net income                                            $   17,119   | $    8,564
Adjustments to reconcile net income to cash                        |
   provided by operating activities-                               |
   Depreciation                                            5,006   |       5,931
   Amortization of intangible assets                       2,615   |       2,283
   Amortization of deferred financing costs                  721   |        (15)
   Deferred income taxes                                  (4,066)  |         --
   Stock based compensation                                   20   |
   Restructuring                                              --   |     (1,091)
   Loss on disposal of assets                                 61   |         682
   Changes in assets and liabilities-                              |
      Accounts receivable                                 (1,556)  |     (1,113)
      Inventories                                            326   |     (3,464)
      Income taxes payable                                   430   |     (1,453)
      Interest payable                                      (317)  |        270
      Accounts payable and accrued liabilities            (2,118)  |     (3,491)
      Prepaid expenses and other assets                     (764)  |        633
      Other liabilities                                      (91)  |      1,299
                                                        ---------  |  ---------
       Net cash provided by operating activities          17,386   |       9,035
                                                        ---------  |  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                              |
   Additions to property, plant and equipment             (3,189)  |     (5,006)
   Proceeds provided by disposals of property,                23   |         12
   plant and equipment                                  ---------  |  ---------
       Net cash used by investing activities              (3,166)  |     (4,994)
                                                                   |
CASH FLOWS FROM FINANCING ACTIVITIES:                              |
   Proceeds from revolving credit facility, net               --   |       3,950
   Repayment of term loans                                  (647)  |     (8,949)
   Repayment of capital lease obligations                   (132)  |       (122)
   Repayment of long term debt                              (248)  |       (119)
                                                        ---------  |   ---------
       Net cash used for financing activities             (1,027)  |     (5,240)
                                                        ---------  |   ---------
EFFECT OF EXCHANGE RATE ON CASH                               30   |       (789)
                                                                   |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          13,223   |     (1,988)
                                                                   |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            27,724   |       7,301
                                                        ---------  |   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   40,947   |$      5,313
                                                        ---------  |   ---------
CASH PAID FOR:                                                     |
   Interest                                           $   10,969   |$      8,862
                                                         =======   |     =======
   Income taxes                                       $    2,718   |$      3,254
                                                         =======   |     =======




The accompanying notes are an integral part of these consolidated financial statements
                                        7

                        AEARO COMPANY I AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 MARCH 31, 2005

                                   (Unaudited)

1)   Consolidated Financial Statements

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

     On March 10, 2004, Aearo Corporation ("Parent"), the Company's parent, entered into a merger agreement ("Merger Agreement") with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the "Merger"). Pursuant to the terms of the Merger Agreement, on April 7, 2004 ("Acquisition Date"), AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.3 million, including fees and expenses. The Merger was financed with approximately $303.7 million of debt as discussed in Note 6, $3.7 million of which was assumed, $4.3 million of cash and $101.3 million of equity. The Company continues to be wholly-owned by Aearo Corporation after the Merger. The purpose of the Merger was to effect a change of control from Aearo Corporation to the Company's ultimate parent AC Safety Holding Corp.

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

     The purchase price is allocated to the Company's tangible and intangible assets and liabilities based upon estimated fair values as of the date of the Merger. The adjustment made to deferred tax liabilities and goodwill during the six months ended March 31, 2005, reflect the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax basis of those assets as a result of finalizing the tax basis of certain assets. The purchase price has been allocated as follows (dollars in thousands):



     Working capital                                     $      77,357
     Fixed assets                                               55,139
     Other assets and liabilities                               16,073
     Deferred tax liabilities                                  (45,258)
     Finite lived intangible asset                              74,104
     Indefinite lived intangible assets                        114,300
     Goodwill                                                  117,629
                                                               -------
     Purchase price                                      $     409,344
                                                               =======
     Goodwill as a result of the Merger is not deductible for tax purposes.

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year's sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers with funds to assist the customers with marketing the Company's products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company's products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the three months ended March 31, 2005 and 2004 were $0.6 million and $0.5 million, respectively. The amount of co-operative advertising charged to selling and administrative expenses for the six months ended March 31, 2005 and 2004 were $1.1 million and $0.9 million, respectively.

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

     Cost of Goods Sold. Cost of goods sold includes all costs to manufacture the Company's products including raw materials, which include inbound freight and import duties, direct labor, plant supervision, maintenance labor and parts, quality control, receiving, purchasing, production planning, manufacturing supplies, scrap, rework, utilities, depreciation, property taxes, sales and use taxes and insurance.

     Selling  and  Administrative  Expenses.   Selling  and  administrative
     expenses include salaries and benefits for selling, marketing, customer service, finance and human resources personnel, direct marketing expenses, trade show expenses, commissions, selling expenses, bad debts, advertising, travel and entertainment, office supplies, recruiting, relocation, legal expenses, accounting fees, consulting and warehousing and logistics expenses incurred after the point of manufacture.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. At September 30, 2004, the Company's deferred tax asset from the benefit of net operating losses were partially offset by a valuation allowance of $7.5 million. During the three month period ended March 31, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance.

     The Company is included in the consolidated tax return filed by AC Safety Holding Corp. All taxes are recorded as if separate, stand alone returns were filed.

     Goodwill and Other Intangibles. Under the provisions of SFAS No. 142, "Goodwill and Other Intangibles", goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of intangibles assets as of September 30, 2004 and March 31, 2005, resulting from the Merger:



                                     Gross    Accumulated               Carrying
     September 30, 2004              Amount   Amortization  Additions    Amount
     --------------------           -------   ------------  ---------   --------
     Trademarks                  $  114,300   $      --     $ --       $ 114,300
     Customer Relationship List      73,000      (2,433)      --          70,567
     Patents                            719        (122)      82             679
     Other                              385         (76)      --             309
                                     -------     -------      --         -------
     Total Intangibles           $  188,404   $  (2,631)    $ 82        $185,855
                                    =======      =======     ===         =======

                                     Gross     Accumulated            Carrying
     March 31, 2005 (Unaudited)     Amount    Amortization Additions  Amount
     --------------------------    -------   ------------- ---------  --------
     Trademarks                  $  114,300   $      --   $  --      $   114,300
     Customer Relationship List      73,000      (4,867)     --           68,133
     Patents                            842        (245)     41              638
     Other                              385        (135)     --              250
                                    -------      -------   -----      ----------
     Total Intangibles           $  188,527   $  (5,247)  $  41      $   183,321
                                    =======      =======   =====      ==========


     Estimate of Aggregate Amortization Expense:


             Year ending September 30, 2005       $          5,230
             Year ending September 30, 2006                  5,225
             Year ending September 30, 2007                  5,114
             Year ending September 30, 2008                  4,904
             Year ending September 30, 2009                  4,913


     The following presents the allocation of goodwill resulting from the Merger and the changes in the carrying amount of goodwill for the six months ended March 31, 2005 (dollars in thousands):



                                                         Six Months
                                                            Ended
                                                          March 31,
                                                             2005
                                                             -----
     Beginning balance                             $       133,745
     Allocation adjustment                                 (15,518)
     Translation adjustment                                  2,464
                                                         ---------
     Ending balance                                $       120,691
                                                         =========

     The allocation adjustment in the six months ended March 31, 2005, reflects the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax basis of those assets as a result of finalizing the tax basis of certain assets.

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (dollars in thousands):



                                                 Three Months Ended       Six Months Ended
                                                      March 31,                March 31,
                                                 2005    |      2004      2005     |    2004
                                                 ----    |      ----      ----     |    ----
                                               Successor |  Predecessor  Successor | Predecessor
     Net income as reported                    $ 12,101  |   $ 5,674   $   17,119  | $  8,564
       Stock based compensation expense                  |                         |
       recorded under APB No. 25, net of tax         --  |        --           --  |       --
       Stock-based compensation expense                  |                         |
       determined under the fair value                   |                         |
       mthod, net of tax                           (20)  |      (34)         (51)  |      (67)
                                                ---------     ---------   -------  |   -------
     Proforma net income                       $ 12,081  |   $ 5,640   $   17,068  | $   8,497
                                                =========     =========   =======      =======


     Accounting for Derivative Instruments and Hedging Activities. SFAS No.
     133,  "Accounting  for  Derivative   Instruments  and  Hedging  Activities"
     requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The  Company  has  formally  documented  its  hedging   relationships,
     including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. At March 31, 2005, the Company had no forward foreign currency contracts or interest rate derivatives as defined under SFAS No. 133. For the three and six month periods ended March 31, 2004, the Company reclassified into earnings net losses of $0.4 million and $0.5 million, respectively resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

     The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company did not elect hedge accounting treatment for the interest rate cap as defined under SFAS No. 133, and, as a result, any fair value adjustment was charged directly to other charges (income), net. There was a $0.1 million impact on earnings for the six month period ended March 31, 2004.

     The Company also executes forward foreign currency contracts for up to
     30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.1 million and $0.2 million for the three and six months period ending March 31, 2005, respectively, compared to net loss of $0.2 million and $0.4 million, respectively for the three and six months ended, March 31, 2004, respectively.

     The Company's Senior Subordinated Notes contain an embedded call option that requires bifurcation because it was determined to not be clearly and closely related to the debt host contract. As a result of the valuation of the embedded call option, the Company has recorded a derivative asset of approximately $2.0 million and a corresponding liability as of September 30, 2004. The derivative asset will be marked to market each quarter with a corresponding (gain) or loss to the statement of operations. The corresponding liability is amortized using the effective interest method over the term of the senior subordinated notes. For the three and six month period ended March 31, 2005, the mark to market revaluation of the embedded call option was a loss of approximately $0.1 million in other (income) charges, net. The resulting amortization of the corresponding liability resulted in a reduction in interest expense of approximately $0.2 million for the six months ended March 31, 2005.

4)   Other Comprehensive Income

     The following table presents the  reclassification  amounts related to
     unrealized   holding  gains  and  losses  presented  in  the  statement  of stockholder's equity for the three and six month periods ended March 31, 2005 and 2004, respectively (dollars in thousands):



                                                      Three Months Ended           Six Months Ended
                                                           March 31,                   March 31,
                                                      2005    |      2004          2005    |    2004
                                                      ----    |      ----          ----     |   ----
                                                    Successor |  Predecessor    Successor  | Predecessor
     Unrealized holding losses on derivatives                 |                            |
       during the period                           $     --   |  $      (390)  $       --  | $  (522)
       Less:  reclassification adjustment for                 |                            |
       gains (losses) included in the statement               |                            |
       of operations                                     --   |         (390)              |    (522)
                                                      ------- |      -------       ------- |    ------
     Proforma net income                           $     --   |  $       --   $       --   | $    --
                                                      ======= |      =======       ======= |   ======


5)   Inventories

     Inventories consisted of the following (dollars in thousands):



                                           March 31,               September 30,
                                              2005                      2004
                                       -------------------        --------------
                                          (Unaudited)

     Raw materials                     $        10,105           $      9,302
     Work in process                             9,130                 12,087
     Finished goods                             21,678                 19,460
                                      -------------------         --------------
                                       $        40,913           $     40,849
                                       ===================       ===============


    Inventories,   which  include   materials,   labor  and  manufacturing
    overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)       Debt

     The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $60.0 million for acquisitions (collectively, the "Senior Bank Facilities"). Since the Acquisition Date, the Company's debt has been negatively impacted by $3.9 million related to the fluctuation of the Euro relative to the U.S dollar as of March 31, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans and Revolving Credit Facility at March 31, 2005, were approximately $127.6 and $0 million, respectively compared to $126.0 million and $0 million, respectively at September 30, 2004. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and March 31, 2005, respectively. The Term Loans amortize quarterly over a seven year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of March 31, 2005.

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

     The Company is a defendant  in lawsuits by  plaintiffs  alleging  that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the Merger Agreement with AC Safety Acquisition Corp., Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from the Acquisition Date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in a stock purchase agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

     In fiscal 2003 and 2004, Aearo settled 259 claims in which it was named as a defendant for an average settlement amount of $24.36 in silica claims and $83.24 in asbestos claims, while an additional 200 claims were dismissed without any payment (43.6% of cases closed), because Aearo was not a proper defendant or did not make the product in question. As of September 30, 2004, the number of open claims where Aearo was named as a defendant in silica and asbestos related matters was 11,002 and 4,261, respectively. For the six months ended March 31, 2005, the increases in number of claims where Aearo was named as a defendant in silica and asbestos related matters was 106 and 1,200 respectively. The 1,200 new asbestos claims include 1,148 claims that allege exposure from clothing, which the Company never manufactured. No claims were settled where Aearo was named as a defendant in silica and asbestos related matters during the six months ended March 31, 2005. As of March 31, 2005, the number of open claims where Aearo was named as a defendant in silica and asbestos related matters was 11,108 and 5,461, respectively.

     In addition to the above claims, Aearo may agree to pay a share of the settlement and defense costs in particular cases even though the company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that Aearo has some risk of legal liability as a successor ("additional claims"). During the six months ended March 31, 2005, Aearo paid a total of $1.67 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which Aearo was named as a defendant and additional claims. During the period October 1, 2004 to March 31, 2005 Aearo paid a total of one hundred dollars for one additional claim that was settled during that time period. In addition, Aearo may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against Aearo.

     All data was provided by an outside law firm which tracks numbers of cases and settlements on behalf of the "AO Defense Group" and is believed to be materially accurate. The AO Defense Group is a voluntary association of current and former manufacturers of the "AO Safety" brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also, between October 1, 2004 and March 31, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of Aearo.

     At March 31, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $4.3 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.7 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004 is primarily attributed to the payment of $1.67 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over a two year time period. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

8)       Segment Reporting

     The Company manufactures and sells products under the brand names AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. The factors used for determining the Company's reportable segments were predominantly based on the nature and type of product sold.

     Net Sales by Business Segment (dollars in thousands):



                                          Three Months Ended              Six Months Ended
                                              March 31,                      March 31,
                                          2005           2004           2005            2004
                                       Successor   |  Predecessor     Successor    |  Predecessor
                                       (Unaudited) |  (Unaudited)    (Unaudited)   |  (Unaudited)
     Safety Products                  $     78,612 |   $    68,184   $    149,765  |  $   127,964
     Safety Prescription Eyewear            10,239 |        10,873         19,213  |       20,337
     Specialty Composites                   15,627 |        11,321         31,261  |       21,278
                                         ----------|     ----------    ----------  |   ----------
     Total                            $    104,478 |   $    90,378   $    200,239  |  $   169,579
                                           ======= |     ==========    ==========  |   ==========


     Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $1.0 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively. Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $2.1 million and $1.5 million for the six months ended March 31, 2005 and 2004, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%. The Company does not have a single customer in any of its three reportable segments that accounts for more than 10% of segment revenues in any of the periods presented.

     Profit (loss) by business segment and reconciliation to income before income taxes (dollars in thousands):




                                           Three Months Ended             Six Months Ended
                                               March 31,                     March 31,
                                          2005           2004           2005           2004
                                        Successor  |   Predecessor     Successor  |   Predecessor
                                       (Unaudited) |   (Unaudited)    (Unaudited) |   (Unaudited)
     Safety Products                   $  15,634   | $  12,474      $     27,848  |  $     23,704
     Safety Prescription Eyewear             (16)  |       157             (341)  |           (57)
     Specialty Composites                  3,090   |     1,687            6,951   |         2,855
                                         ---------  |   ---------       --------  |       --------
     Segment profit                       18,708   |    14,318           34,458   |        26,502
                                                   |                              |
     Depreciation                          2,429   |     3,002            5,006   |         5,931
     Amortization of intangibles           1,297   |       134            2,615   |           242
     Restructuring                            --   |    (1,091)              --   |        (1,091)
     Interest                              5,688   |     5,370           10,929   |        10,836
                                        ---------  |   ---------        --------  |      ---------
     Income before income taxes        $   9,294   | $   6,903      $    15,908   |  $     10,584
                                        =========      =========       =========         =========


     Segment   profit  is  defined  as  operating   income   (loss)  before
     depreciation, amortization, interest expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.
                                       17

9)   Pension

     The following table presents the components of net periodic pension cost for the three and six month periods ended March 31, 2005 and 2004 (dollars in thousands):





                                                  Three Months Ended           Six Months Ended
                                                      March 31,                   March 31,
                                                  2005           2004        2005           2004
                                               Successor  |   Predecessor   Successor  |  Predecessor
                                               (Unaudited)|   (Unaudited)  (Unaudited) |  (Unaudited)
     Service cost                             $   364     |   $       335   $     725  |  $    670
     Interest cost                                206     |          186         412   |       371
     Expected return on plan assets              (184)    |         (166)       (368)  |      (332)
     Amortization of prior service cost            --     |            2          --   |         5
                                                --------- |    ---------     --------  |    --------
     Total                                    $   386     |  $       357   $     769   |   $    714
                                                ========= |    =========      ======== |    ========


     The Company previously disclosed in its Annual Report on Form 10-K for the year ended September 30, 2004, that it expected to contribute $1.2 million to its pension plan in 2005. As of March 31, 2005, the Company has not made any contributions to its pension plan and plans to contribute the entire $1.2 million in the fourth quarter of fiscal 2005.

10)  Subsequent Events

     On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, up to $35 million of cash distributions to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to AC Safety Holding Corp., its parent, to be used by AC Safety Holding Corp. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares.

     On May 4, 2005, the Company's Board of Directors declared a cash dividend to be paid to the Company's parent, Aearo Corporation, the sole holder of common stock, par value $.01 per share, of approximately $35 million. Aearo Corporation will in turn pay a cash dividend to AC Safety Holding Corp., the Company's ultimate parent, who will use the proceeds to make a partial redemption of its preferred stock, par value $.01 per share. The Company will use available cash to fund the dividend.

11)  Summarized Financial Information

     The Company's 8.25% Senior Subordinated Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are the Company's foreign subsidiaries.

     The following financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands).

     Consolidated Statement of Operations (Unaudited)
     Six Months Ended March 31, 2005



                                                                 Successor
                                        -------------------------------------------------------------
                                                                     Non-
                                           Aearo     Guarantor   Guarantor
                                         Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net sales..........................  $148,332    $     --    $ 73,602    $ (21,695)  $ 200,239
     Cost of sales......................    83,479          --      39,797      (21,643)    101,633
                                           -------    -------     --------     --------    --------
       Gross profit.....................    64,853          --      33,805          (52)     98,606

     Selling and administrative.........    46,215       2,527      15,669           --      64,411
     Research and technical services....     2,785          --       1,646           --       4,431
     Amortization.......................     1,851         124         640           --       2,615
     Other charges (income), net........     8,552     (13,364)      5,124           --         312
                                           -------    -------     --------     --------    --------
        Operating income (loss).........     5,450      10,713      10,726          (52)     26,837
     Interest expense (income)..........    10,687      (1,641)      1,883           --      10,929
                                           -------    -------     --------     --------    --------
     Income (loss) before taxes.........    (5,237)     12,354       8,843          (52)     15,908
     Income tax provision (benefit).....    (9,671)      5,092       3,368           --      (1,211)
     Equity in subsidiaries' earnings...    12,737       5,475                  (18,212)         --
                                            -------    -------     --------     --------    --------
        Net income......................   $17,171    $ 12,737    $  5,475    $ (18,264)  $  17,119
                                           ========   ========     ========     ========    ========

     Consolidated Statement of Operations (Unaudited)
     Six Months Ended March 31, 2004



                                                                       Predecessor
                                               -------------------------------------------------------------
                                                                        Non-
                                              Aearo     Guarantor   Guarantor
                                            Company I  Subsidiaries Subsidiaries Eliminations Consolidated

     Net sales.............................  $122,913    $     --    $ 65,030    $ (18,364)  $ 169,579
     Cost of sales.........................    71,142          --      36,348      (18,434)     89,056
                                            ---------     ------     --------     --------    --------
       Gross profit........................    51,771          --      28,682           70      80,523

     Selling and administrative............    42,612         674      13,549           --      56,835
     Research and technical services.......     2,351          --       1,272           --       3,623
     Amortization..........................       168          74          --           --         242
     Other charges (income), net...........     6,815     (12,283)      4,962           --        (506)
     Restructuring charges (income)........    (1,091)         --          --           --      (1,091)
                                            ---------     ------     --------     --------    --------
        Operating income...................       916      11,535       8,899           70      21,420
     Interest expense (income), net........    10,117        (983)      1,702           --      10,836
                                            ---------     ------     --------     --------    --------
     Income (loss) before taxes............    (9,201)     12,518       7,197           70      10,584
     Income tax provision (benefit)........    (4,642)      5,022       1,640           --       2,020
     Equity in subsidiaries' earnings......    13,053       5,557                  (18,610)         --
                                            ---------     ------     --------     --------    --------
        Net income.........................  $  8,494    $ 13,053    $  5,557    $ (18,540)  $   8,564
                                              ========   ========    ========     =========   ========


     Consolidated Statement of Operations (Unaudited)
     Three Months Ended March 31, 2005


                                                                      Successor
                                            ------------------------------------------------------------
                                                                        Non-
                                              Aearo     Guarantor   Guarantor
                                            Company I Subsidiaries Subsidiaries Eliminations Consolidated
                                           ---------- ------------ ------------ ------------ ------------
     Net sales.............................  $ 76,633    $     --    $ 38,558    $ (10,713)  $ 104,478
     Cost of Sales.........................    43,045          --      20,552      (10,669)     52,928
                                            ---------     ------     --------     --------    --------
        Gross profit.......................    33,588          --      18,006          (44)     51,550

     Selling and administrative............    24,437         127       8,116           --      32,680
     Research and technical services.......     1,442          --         769           --       2,211
     Amortization..........................       917          60         320           --       1,297
     Other charges (income), net...........     4,573      (6,905)      2,712           --         380
                                            ---------     ------     --------     --------    --------
        Operating income...................     2,219       6,718       6,089          (44)     14,982
     Interest expense (income).............     5,569      (1,294)      1,413           --       5,688
                                            ---------     ------     --------     --------    --------
     Income (loss) before taxes............    (3,350)      8,012       4,676          (44)      9,294
     Income tax provision (benefit)........    (7,893)      3,049       2,037           --      (2,807)
     Equity in subsidiaries' earnings......     7,602       2,639                  (10,241)         --
                                            ---------     ------     --------     --------    --------
        Net income.........................  $ 12,145    $  7,602    $  2,639    $ (10,285)  $  12,101
                                             ==========   ========    ========    =========   =========

     Consolidated Statement of Operations (Unaudited)
     Three Months Ended March 31, 2004

                                                                     Predecessor

                                               -------------------------------------------------------------
                                                                         Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net sales.................................  $ 64,726    $     --    $ 34,388    $  (8,736)  $  90,378
     Cost of sales.............................    37,627          --      18,507       (8,854)     47,280
                                                ---------     ------     --------     --------    --------
       Gross profit............................    27,099          --      15,881          118      43,098

     Selling and administrative................    22,075         445       6,844           --      29,364
     Research and technical services...........     1,195          --         688           --       1,883
     Amortization..............................        84          50          --           --         134
     Other charges (income), net...............     3,728      (5,718)      2,525           --         535
     Restructuring charges (income)............    (1,091)         --          --           --      (1,091)
                                                ---------     ------     --------     --------    --------
        Operating income.......................     1,108       5,223       5,824          118      12,273
     Interest expense (income), net............     4,988        (448)        830           --       5,370
                                                ---------     ------     --------     --------    --------
     Income (loss) before taxes................    (3,880)      5,671       4,994          118       6,903
     Income tax provision (benefit)............    (1,893)      2,078       1,044           --       1,229
     Equity in subsidiaries' earnings..........     7,543       3,950                  (11,493)         --
                                                ---------     ------     --------     --------    --------
        Net income.............................  $  5,556    $  7,543    $  3,950    $ (11,375)  $   5,674
                                                ==========   ========    ========    =========   =========

     Consolidated Balance Sheet (Unaudited)
     March 31, 2005



                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Eliminations Consolidated
                                                ---------  ------------ ------------ ------------ ------------
     Current Assets:
        Cash and cash equivalents..............  $ 32,803    $    191    $  7,953    $      --   $  40,947
        Receivables, net.......................    36,942          --      19,555           --      56,497
        Inventories............................    29,778          --      11,496         (361)     40,913
        Deferred and prepaid expenses..........     5,330          --       1,273           --       6,603
                                                ---------     ------     --------     --------    --------
     Total current assets......................   104,853         191      40,277         (361)    144,960
                                                ---------     ------     --------     --------    --------
     Long Term Assets:
        Property plan and equipment............    38,214          --      14,999           --      53,213
        Goodwill and other intangibles, net....    91,122     122,273      90,617           --     304,012
        Inter-company receivables (payables)...   (52,476)     95,877     (43,401)          --          --
        Investment in subsidiaries ............   247,066      67,292        (734)    (313,624)         --
        Other assets...........................    15,224          --          11           --      15,235
                                                ---------     ------     --------     --------    --------
     Total assets..............................  $444,003    $285,633    $101,769    $(313,985)  $ 517,420
                                                ==========   ========    ========    =========   =========
     Current Liabilities:
        Current portion of long term debt......  $  1,656    $     --    $     --    $      --   $   1,656
        Accounts payable and accrued
        liabilities............................    33,347         333      13,932           --      47,612
        Accrued interest.......................     6,679          --          --           --       6,679
        Income tax payables (receivables)......     2,451      (2,482)      2,210                    2,179
                                                ---------     ------     --------     --------    --------
     Total current liabilities.................    44,133      (2,149)     16,142           --      58,126
                                                ---------     ------     --------     --------    --------
     Long Term Liabilities:
        Long term debt.........................   304,044          --          --           --     304,044
        Deferred income taxes..................     2,955      23,860      13,238           --      40,053
        Other liabilities......................    14,794          --          --           --      14,794
                                                ---------     ------     --------     --------    --------
     Total liabilities.........................   365,926      21,711      29,380           --     417,017
                                                ---------     ------     --------     --------    --------
     Stockholder's Equity:
        Common.................................        --          --       4,222       (4,222)         --
        Paid in capital........................   101,630     267,796      41,765     (309,561)    101,630
        Accumulated deficit....................   (20,392)     (8,961)     31,643       (4,586)     (2,296)
        Accumulated other comprehensive income
        (loss).................................    (3,161)      5,087      (5,241)       4,384       1,069
                                                ---------     ------     --------     --------    --------
     Total stockholder's equity................    78,077     263,922      72,389     (313,985)    100,403
                                                ---------     ------     --------     --------    --------
     Total liabilities and stockholder's equity  $444,003    $285,633    $101,769    $(313,985)  $ 517,420
                                                ==========   ========    ========    =========   =========

     Consolidated Balance Sheet
     September 30, 2004



                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Eliminations Consolidated
                                                ---------  ----------   ------------ ------------ ------------
     Current Assets:
        Cash and cash equivalents..............  $ 18,309    $    140    $  9,275    $      --   $  27,724
        Receivables, net.......................    34,823          --      19,336           --      54,159
        Inventories............................    29,956          --      11,202         (309)     40,849
        Deferred and prepaid expenses..........     3,014          --       1,132           --       4,146
                                                ---------     ------     --------     --------    --------
     Total current assets......................    86,102         140      40,945         (309)    126,878
                                                ---------     ------     --------     --------    --------
     Long Term Assets:
        Property plan and equipment............    40,040          --      14,710           --      54,750
        Goodwill and other intangibles, net....   134,567     131,786      53,247           --     319,600
        Inter-company receivables (payables)...    64,478     (12,147)    (52,331)          --          --
        Investment in subsidiaries ............   154,350      40,981        (713)    (194,618)         --
        Other assets...........................    15,133          --          11           --      15,144
                                                ---------     ------     --------     --------    --------
     Total Assets..............................  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                ==========   ========    ========    =========   =========
     Current Liabilities:
        Current portion of long term debt......  $  1,618    $     --    $     21    $      --   $   1,639
        Accounts payable and accrued
        liabilities............................    32,623         577      13,530           --      46,730
        Accrued interest.......................     6,996          --          --           --       6,996
        Income tax payables (receivables)......     2,324      (2,317)      1,641           --       1,648
                                                ---------     ------     --------     --------    --------
     Total current liabilities.................    43,561      (1,740)     15,192           --      57,013
                                                ---------     ------     --------     --------    --------
     Long Term Liabilities:
        Long term debt.........................   302,662          --         180           --     302,842
        Deferred income taxes..................    58,073          --       1,626           --      59,699
        Other liabilities......................    14,726          --          --           --      14,726
                                                ---------     ------     --------     --------    --------
     Total liabilities.........................   419,022      (1,740)     16,998           --     434,280
                                                ---------     ------     --------     --------    --------
     Stockholder's Equity:
        Common.................................        --          --       7,396       (7,396)         --
        Paid in capital........................   101,610     167,519      12,280     (179,799)    101,610
        Accumulated deficit....................   (24,824)     (8,664)     26,168      (12,095)    (19,415)
        Accumulated other comprehensive income
        (loss).................................    (1,138)      3,645      (6,973)       4,363        (103)
                                                ---------     ------     --------     --------    --------
     Total stockholder's equity................    75,648     162,500      38,871     (194,927)     82,092
                                                ---------     ------     --------     --------    --------
     Total liabilities and stockholder's equity  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                ==========   ========    ========    =========   =========

     Consolidating Statement of Cash Flows (Unaudited)
     Six Months Ended March 31, 2005



                                                                  Successor
                                                -------------------------------------------------
                                                                            Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Consolidated
                                                ---------  ------------ ------------ ------------
     Net cash provided by operating activities.  $  9,516    $  6,169    $  1,701    $  17,386

     Net cash used for investing activities....    (1,978)         --      (1,188)      (3,166)

     Net cash provided by (used for) financing
        activities.............................     6,734      (7,560)       (201)      (1,027)

     Effect of exchange rate on cash...........       222       1,442      (1,634)          30
                                                   ------     --------     --------    --------
     Increase (decrease) in cash and cash
        equivalents............................    14,494          51      (1,322)      13,223

     Cash and cash equivalents at the
        beginning of the period................    18,309         140       9,275       27,724
                                                  ------     --------     --------    --------
     Cash and cash equivalents at the end of
        the period.............................  $ 32,803    $    191    $  7,953    $  40,947

                                                ==========   ========    ========    =========

A
     Consolidating Statement of Cash Flows (Unaudited)
     Six Months Ended March 31, 2004



                                                                 Predecessor
                                               -------------------------------------------------
                                                                         Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Consolidated
                                                ---------  ------------ ------------ ------------
     Net cash provided by (used for) operating
        activities.............................  $ (1,359)   $  6,407    $  3,987    $   9,035

     Net cash used for investing activities....    (3,326)         --      (1,668)      (4,994)

     Net cash provided by (used for) financing
        activities.............................     3,255      (6,840)     (1,655)      (5,240)

     Effect of exchange rate on cash...........       779         978      (2,546)        (789)
                                                   ------     --------     --------    --------
     Increase (decrease) in cash and cash
        equivalents............................      (651)        545      (1,882)      (1,988)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551        7,301
                                                   ------     --------     --------    --------
     Cash and cash equivalents at the end of
        the period.............................  $    893    $    751    $  3,669    $   5,313
                                                ==========   ========    ========    =========

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

Merger Agreement

On March 10, 2004, Aearo Corporation ("Parent"), the Company's parent, entered into a Merger Agreement with AC Safety Holding Corp. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the "Merger"). Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of AC Safety Holding Corp. The aggregate purchase price was approximately $409.3 million, including estimated fees and expenses. The Merger was financed with approximately $303.7 million of debt, of which $3.7 million was assumed, $4.3 million of cash and $101.3 million of equity.

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

Results of Operations -- Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

The following discussion provides a comparison of the results of operations for the successor company and that of the predecessor company for the three months ended March 31, 2005 and 2004, respectively. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. Material variances that are caused by the different basis of accounting have been disclosed where applicable.

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



                                                           Results of Operations
                                                           (Dollars in Thousands)
                                                                (Unaudited)



                                                         Three Months Ended March 31,
                                              2005 (1)           %             2004             %
     Net sales:                                    Successor             |       Predecessor
        Safety Products                    $       78,612        75.2    |   $    68,184         75.5
        Safety Prescription Eyewear                10,239         9.8    |        10,873         12.0
        Specialty Composites                       15,627        15.0    |        11,321         12.5
                                                  ---------     ------   |      --------    --------
           Total net sales                        104,478       100.0    |        90,378        100.0
     Cost of sales                                 52,928        50.7    |        47,280         52.3
                                                  ---------     ------   |       --------    --------
     Gross profit                                  51,550        49.3    |        43,098         47.7
                                                  ---------     ------   |       --------    --------
     Operating expenses:                                                 |
        Selling and administrative                 32,680        31.3    |        29,364         32.5
        Research and technical services             2,211         2.1    |         1,883          2.1
        Amortization                                1,297         1.2    |           134          0.1
        Other charges, net                            380         0.4    |           535          0.6
        Restructuring                                  --          --    |        (1,091)        (1.2)
                                                  ---------     ------   |       --------    --------
           Total operating expense                 36,568        35.0    |        30,825         34.1
     Operating income                              14,982        14.3    |        12,273         13.6
     Interest expense, net                          5,688         5.4    |         5,370          5.9
                                                  ---------     ------   |      --------     --------
        Income before income taxes                  9,294         8.9    |         6,903          7.6
     Provision (benefit) for income taxes          (2,807)       (2.7)   |         1,229          1.3
                                                  ---------     ------   |       --------    --------
        Net income                         $       12,101        11.6    |   $     5,674          6.3
                                                  ==========   ========  |      =========   =========

(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.

Net sales for the three months ended March 31, 2005 increased 15.6% to $104.5 million from $90.4 million in the three months ended March 31, 2004. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $2.5 million. The Safety Products segment net sales for the three months ended March 31, 2005 increased 15.3% to $78.6 million from $68.2 million in the three months ended March 31, 2004. The increase in net sales resulted from an 11.8% increase in organic growth and a 3.5% increase due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for eleven consecutive quarters. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the three months ended March 31, 2005 decreased 5.8% to $10.2 million from $10.9 million for the three months ended March 31, 2004. The decrease in net sales resulted from a 6.6% reduction in volume partially offset by 0.8% increase from foreign currency translation. Specialty Composites' net sales for the three months ended March 31, 2005 increased 38.0% to $15.6 million from $11.3 million in three months ended March 31, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment, which has been experiencing positive sales trends in the last seven quarters.

Gross profit for the three months ended March 31, 2005 increased 19.6% to $51.6 million from $43.1 million for the three months ended March 31, 2004. Gross profit as a percentage of net sales for the three months ended March 31, 2005 was 49.3% as compared to 47.7% for the three months ended March 31, 2004. The improvement in the gross profit percentage is primarily due to a 1.4 % improvement due to product mix and a 0.3% improvement due to the impact of foreign currency translation. The Company's gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the three months ended March 31, 2005 increased 20.6% to $40.3 million from $33.4 million in the three months ended March 31, 2004. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company's ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. Volume and productivity improvements contributed approximately 18.9% of the increase in gross profit with foreign currency translation contributing the remaining 1.7% of the increase. The Safety Prescription Eyewear segment gross profit in the three months ended March 31, 2005 decreased 10.4% to $4.7 million from $5.2 million in the three months ended March 31, 2004. The decrease was primarily the result of a 5.8% reduction due to a decrease in sales volume and a 4.6% reduction due to product mix. Specialty Composites' gross profit in the three months ended March 31, 2005 increased 46.5% to $6.6 million from $4.5 million in the three months ended March 31, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption. Approximately 38.0% of the increase in the Specialty Composites gross profit was due to volume increases with the remaining 8.5% of the increase due to product mix.

Operating expenses for the three months ended March 31, 2005 increased 18.6% to $36.6 million from $30.8 million for the three months ended March 31, 2004. The increase in operating expenses was primarily driven by an increase in selling and administrative, amortization expense, restructuring and research and technical partially offset by other charges, net. Selling and administrative expenses included approximately $0.6 million due to performance based incentives related to the increase in sales volume, $0.5 million due to foreign currency translation and $0.3 million related to freight and distribution with the remaining increase consistent with the increase in sales volume. Selling and administrative expenses as a percentage of net sales improved to 31.3% for the three months ended March 31, 2005 as compared to 32.5% for the three months ended March 31, 2004. Amortization expense increased approximately $1.2 million due to the allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. The slight decrease in other charges, net was attributed to a $0.2 million favorable impact of foreign currency transaction expenses in the three months ended March 31, 2005 as compared to March 31, 2004.

Interest expense, net, for the three months ended March 31, 2005 increased to $5.7 million from $5.4 million for the three months ended March 31, 2004. The increase is due to the increase in the level of the Company's debt partially offset by lower weighted average interest rates under the Company's new credit facility and the 8.25% senior subordinated notes.

The provision for income taxes for the three months ended March 31, 2005 was a benefit of $2.8 million compared to expense of $1.2 million for the three months ended March 31, 2004. At September 30, 2004, the Company's deferred tax asset from the benefit of net operating losses were partially offset by a valuation allowance of $7.5 million. During the three month period ended March 31, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance.


                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                Six Months Ended March 31,
                                                   2005 (1)           %             2004             %
     Net sales:                                        Successor             |       Predecessor
        Safety Products                          $    149,765        74.8    |  $   127,964         75.5
        Safety Prescription Eyewear                    19,213         9.6    |       20,337         12.0
        Specialty Composites                           31,261        15.6    |       21,278         12.5
                                                      ---------     ------   |      --------    --------
           Total net sales                            200,239       100.0    |      169,579        100.0
     Cost of sales                                    101,633        50.8    |       89,056         52.5
                                                      ---------     ------   |      --------    --------
     Gross profit                                      98,606        49.2    |       80,523         47.5
                                                      ---------     ------   |      --------    --------
     Operating expenses:                                                     |
        Selling and administrative                     64,411        32.2    |       56,835         33.5
        Research and technical services                 4,431         2.2    |        3,623          2.1
        Amortization                                    2,615         1.3    |          242          0.1
        Other charges (income), net                       312         0.2    |         (506)        (0.2)
        Restructuring                                      --          --    |       (1,091)        (0.6)
                                                       ---------     ------  |       --------    --------
           Total operating expense                     71,769        35.8    |       59,103         34.9
     Operating income                                  26,837        13.4    |       21,420         12.6
     Interest expense, net                             10,929         5.5    |       10,836          6.4
                                                      ---------     ------   |      --------    --------
        Income before income taxes                     15,908         7.9    |       10,584          6.2
     Provision (benefit) for income taxes              (1,211)       (0.6)   |        2,020          1.1
                                                      ---------     ------   |      --------    --------
        Net income                               $     17,119         8.5    |   $     8,564          5.1
                                                      ==========   ========  |    =========    =========

(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.


Net sales for the six months ended March 31, 2005 increased 18.1% to $200.2 million from $169.6 million in the six months ended March 31, 2004. The increase in net sales was primarily driven by organic growth in the Safety Products and

Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $5.2 million. The Safety Products segment net sales for the six months ended March 31, 2005 increased 17.0% to $149.8 million from $128.0 million in the six months ended March 31, 2004. The increase in net sales resulted from a 13.1% increase in organic growth and a 3.9% increase due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for eleven consecutive quarters. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the six months ended March 31, 2005 decreased 5.5% to $19.2 million from $20.3 million for the six months ended March 31, 2004. The decrease in net sales resulted from a 6.4% reduction in volume partially offset by 0.9% increase from foreign currency translation. Specialty Composites' net sales for the six months ended March 31, 2005 increased 46.9% to $31.3 million from $21.3 million in six months ended March 31, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment, which has been experiencing positive sales trends in the last seven quarters.

Gross profit for the six months ended March 31, 2005 increased 22.5% to $98.6 million from $80.5 million for the six months ended March 31, 2004. Gross profit as a percentage of net sales for the six months ended March 31, 2005 was 49.2% as compared to 47.5% for the six months ended March 31, 2004. The improvement in the gross profit percentage is primarily due to a 1.5 % improvement due to product mix and a 0.3% improvement due to the impact of foreign currency translation. The Company's gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the six months ended March 31, 2005 increased 21.4% to $76.2 million from $62.8 million in the six months ended March 31, 2004. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company's ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. Volume and productivity improvements contributed approximately 16.3% of the increase in gross profit with foreign currency translation contributing the remaining 5.1% of the increase. The Safety Prescription Eyewear segment gross profit in the six months ended March 31, 2005 decreased 8.9% to $8.7 million from $9.6 million in the six months ended March 31, 2004. The decrease was primarily the result of a 6.4% reduction due to a decrease in sales volume and a 2.5% reduction due to product mix. Specialty Composites' gross profit in the six months ended March 31, 2005 increased 67.2% to $13.6 million from $8.2 million in the six months ended March 31, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption. Approximately 46.9% of the increase in the Specialty Composites gross profit was due to volume increases with the remaining 20.3% of the increase due to product mix.

Operating  expenses for the six months ended March 31, 2005 increased 21.4%
to $71.8 million from $59.1 million for the six months ended March 31, 2004. The increase in operating expenses was primarily driven by an increase in selling and administrative, amortization expense, restructuring and research and technical partially offset by other charges, net. Selling and administrative expenses included approximately $1.9 million due to performance based incentives related to the increase in sales volume, $1.2 million due to foreign currency translation and $0.7 million related to freight and distribution with the remaining increase consistent with the increase in sales volume. Selling and administrative expenses as a percentage of net sales improved to 32.2% for the six months ended March 31, 2005 as compared to 33.5% for the six months ended March 31, 2004. Amortization expense increased approximately $2.4 million due to the allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. The increase in other charges, net was attributed to foreign currency transaction expenses in addition to $0.3 million of gain from the sale of assets in the six months ended March 31, 2004.

Interest expense, net, for the six months ended March 31, 2005 increased to $10.9 million from $10.8 million for the six months ended March 31, 2004. The increase is due to the increase in the level of the Company's debt partially offset by lower weighted average interest rates under the Company's new credit facility and the 8.25% senior subordinated notes.

The provision for income taxes for the six months ended March 31, 2005 was a benefit of $1.2 million compared to expense of $2.0 million for the six months ended March 31, 2004. At September 30, 2004, the Company's net operating losses were partially offset by a valuation allowance of $7.5 million. During the six month period ended March 31, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance.

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

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures, dividends and acquisitions.

The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $60.0 million for acquisitions (collectively, the "Senior Bank Facilities"). Since the Acquisition Date, the Company's debt has been negatively impacted by $3.9 million related to the fluctuation of the Euro relative to the U.S dollar as of March 31, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans and Revolving Credit Facility at March 31, 2005, were approximately $127.6 and $0 million, respectively compared to $126.0 million and $0 million, respectively at September 30, 2004. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and March 31, 2005, respectively. The Term Loans amortize quarterly over a seven year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of March 31, 2005.

On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, up to $35 million of cash distributions to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to AC Safety Holding Corp., its parent, to be used by AC Safety Holding Corp. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares.

On May 4, 2005, the Company's Board of Directors declared a cash dividend to be paid to the Company's parent, Aearo Corporation, the sole holder of common stock, par value $.01 per share, of approximately $35 million. Aearo Corporation will in turn pay a cash dividend to AC Safety Holding Corp., the Company's ultimate parent, who will use the proceeds to make a partial redemption of its preferred stock, par value $.01 per share. The Company will use available cash to fund the dividend.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company's principal source of cash to fund these capital requirements is cash from operations. The Company spent $3.2 million and $5.0 million, respectively for capital expenditures for the six months ended March 31, 2005 and 2004, respectively. The Company anticipates it will spend approximately $10.0 million for capital expenditures in its fiscal year ending September 30, 2005.

The Company's net cash provided by operating activities for the six months ended March 31, 2005 totaled $17.4 million as compared to $9.0 million for the six months ended March 31, 2004. The increase of $8.3 million was primarily due to a $5.1 million improvement in net income adjusted for cash and non-cash charges (depreciation, amortization, deferred taxes and other), and a $3.2 million improvement in the net changes in assets and liabilities.

Net cash used for investing activities was $3.2 million for the six months ended March 31, 2005 as compared to $5.0 million for the six months ended March 31, 2004. The decrease in net cash used by investing activities is primarily attributed to reduced spending for property, plant and equipment.

Net cash used for financing activities for the six months ended March 31, 2005 was $1.0 million compared with $5.2 million for the six months ended March 31, 2004. The change is primarily due to the lower debt servicing requirement under the Company's new credit facility as compared to the debt servicing requirements under the old credit facility.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Over the 11 year period ended September 30, 2004, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.3%. Considering this information and the potential for lower future returns, the Company selected an 8.0% rate of return on plan asset assumption. Actual asset returns for the Company's pension plan improved in the last two fiscal years after two years of negative returns. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on annual pension expense. The discount rate was also unchanged at 6.0% for the fiscal year ended September 30, 2004. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.1 million impact on annual pension expense.

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


The Company's business is affected by macroeconomic activity, mainly manufacturing output in developed nations. In addition, significant changes in product mix and volume can impact the Company's liquidity and capital resources in both the short and long term. As such, the Company's liquidity and capital resources are more likely to be impacted by macroeconomic factors. The Company believes that its disciplined approach to cost control, its diversification into consumer and other channels and the available capacity on its revolving credit facility will enable the Company to maintain adequate liquidity and capital resources in an economic downturn. The introduction of new products is likely to continue to favorably impact liquidity and capital resources in periods of economic growth although there are no assurances that these trends will continue in the future.

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

Product Liability Claims

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the Merger Agreement with AC Safety Acquisition Corp., Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from the Acquisition Date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in a stock purchase agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

In fiscal 2003 and 2004, Aearo settled 259 claims in which it was named as a defendant for an average settlement amount of $24.36 in silica claims and $83.24 in asbestos claims, while an additional 200 claims were dismissed without any payment (43.6% of cases closed), because Aearo was not a proper defendant or did not make the product in question. As of September 30, 2004, the number of open claims where Aearo was named as a defendant in silica and asbestos related matters was 11,002 and 4,261, respectively. For the six months ended March 31, 2005, the increases in number of claims where Aearo was named as a defendant in silica and asbestos related matters was 106 and 1,200 respectively. The 1,200 new asbestos claims include 1,148 claims that allege exposure from clothing, which the Company never manufactured. No claims were settled where Aearo was named as a defendant in silica and asbestos related matters during the six months ended March 31, 2005. As of March 31, 2005, the number of open claims where Aearo was named as a defendant in silica and asbestos related matters was 11,108 and 5,461, respectively.

In addition to the above claims, Aearo may agree to pay a share of the settlement and defense costs in particular cases even though the company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that Aearo has some risk of legal liability as a successor ("additional claims"). During the six months ended March 31, 2005, Aearo paid a total of $1.67 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which Aearo was named as a defendant and additional claims. During the period October 1, 2004 to March 31, 2005 Aearo paid a total of one hundred dollars for one additional claim that was settled during that time period. In addition, Aearo may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against Aearo.
                                       33

All data was provided by an outside law firm which tracks numbers of cases and settlements on behalf of the "AO Defense Group" and is believed to be materially accurate. The AO Defense Group is a voluntary association of current and former manufacturers of the "AO Safety" brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also, between October 1, 2004 and March 31, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of Aearo.

At March 31, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $4.3 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.7 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004, is primarily attributed to the payment of $1.67 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over a two year time period. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

Contractual Obligations

The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of March 31, 2005:



                                            (1)                            2010 and
                                           2005     2006-2007   2008-2009    after      Total
                                           ----     ---------   ---------  --------     ------

 Capital lease obligations           $      176 $      705  $      368 $       32  $    1,281
 Operating lease obligations              1,702      5,794       5,043      5,573      18,113
 Mortgage obligations                       179      2,048          --         --       2,227
 Purchase obligations                       720      6,680       6,402         --      13,802
 Respiratory commitment                     200        800         800        800       2,600
 Long term debt                          10,786     43,403      43,173    320,028     417,390
                                        ---------  ------     --------     --------  --------
 Total                               $   13,764 $   59,430  $   55,786 $  326,433  $  455,414
                                        ==========  =======    ========  =========  =========

(1) Amounts presented in the current fiscal year represent remaining payments for the fiscal year.

The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.7 million for taxes worldwide in fiscal 2004 and does not anticipate significant changes to its tax obligations in the future. The Company has approximately $1.4 million of letters of credit outstanding as of March 31, 2005 and does not anticipate significant changes to its outstanding letters of credit in the future.

The Company plans to fund approximately $1.5-$2.2 million per year for pension obligations over the next 5 years. The above contribution level was determined after consideration of many factors such as the funded status of the plan, the long term rate of return on plan assets of 8%, the duration of plan liabilities, workforce characteristics and changes to plan features. The goal of the funding strategy is to achieve full funding while minimizing the year to year volatility of contribution payments.

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

To mitigate the effects of changes in foreign currency rates on Results of Operations and cash flows, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. In order to implement the transaction hedging program, the Company utilizes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a loss of approximately $0.1 million and $0.2 million for the three and six months period ending March 31, 2005, respectively, compared to net loss of $0.2 million and $0.4 million, respectively for the three and six months ended March 31, 2004. In regard to its cash flow hedging program, the Company complies with SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. As of March 31, 2005, the company did not have any hedges in place for the cash flow hedging program and therefore the Company had recorded no derivative asset or liability at March 31, 2005. As a result of open forward foreign currency contracts entered into in the implementation of the Company's cash flow hedging program, the Company had a derivative payable of $0.4 million as of March 31, 2004. In addition, the Company limits the foreign exchange impact on the balance sheet with debt denominated in Euros.

Interest Rates

The Company is exposed to market risk from changes in interest rates. The Company, from time to time, will utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, fair value adjustments were charged directly to other charges (income), net. There was a $0.1 million impact on earnings for the six month period ending March 31, 2004.

The Company is of the opinion that it is well positioned to manage interest rate exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments.

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

Item 4.      Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005, and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 6.      Exhibits

(a)  Exhibits
     See Index of Exhibits on page 41 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  May 9, 2005                 AEARO COMPANY I


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

                                  EXHIBIT INDEX


EXHIBITS                        DESCRIPTION


      3.2     Bylaws of Aearo Company I

     10.12 First Amendment, dated as of April 28, 2005, with respect to the Credit Agreement, dated as of April 7, 2004, among AC Safety Holding Corp. andAearo Corporation, as guarantors, the other guarantors party thereto, the various lenders party thereto, Bear Stearns Corporate Lending, as Syndication Agent, National City Bank of Indiana and Wells Fargo Bank, N.A., as Co-Document Agents, and Deutsche Bank AG, New York Branch as Administrative Agent.

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