Form 10-Q
period 2005-06-30
Aearo CO I
filed 2005-08-15
CIK 1290498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 15, 2005 was 100.

                                 AEARO COMPANY I
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended June 30, 2005

PART I-FINANCIAL INFORMATION...................................................3

Item 1 Financial Statements....................................................3
Consolidated Balance Sheets - Assets...........................................3
Consolidated Balance Sheets - Liabilities and Stockholder's Equity.............4
Consolidated Statements of Operations..........................................5
Consolidated Statement of Stockholder's Equity.................................6
Consolidated Statements of Cash Flows..........................................7
Notes to Consolidated Financial Statements.....................................8
Item 2Management's Discussion and Analysis of Financial Condition
 and Results of Operations....................................................26
Item 3 Quantitative and Qualitative Disclosures About Market Risk ............37
Item 4 Controls and Procedures................................................38
PART II - OTHER INFORMATION...................................................39

Item 6 Exhibits and Reports on Form 8-K ......................................39
SIGNATURES....................................................................40

EXHIBIT INDEX.................................................................41

                          PART I-FINANCIAL INFORMATION
     Item 1.      Financial Statements




                        AEARO COMPANY I AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets - Assets
                                 (In Thousands)

                                                  June 30,       September 30,
                                                    2005             2004
                                              ---------------   ---------------
                                                 (Unaudited)
   CURRENT ASSETS:
    Cash and cash equivalents                 $    16,019      $    27,724
    Accounts receivable (net of allowance
    for doubtful accounts of $1,463 and
    $1,358 respectively)                           60,553           54,159
    Inventories                                    44,424           40,849
    Deferred and prepaid expenses                   5,602            4,146
                                              ---------------   ---------------
      Total current assets                        126,598          126,878
                                              ---------------   ---------------

   LONG TERM ASSETS:
    Property, plant and equipment, net             51,317           54,750
    Other intangible assets, net                  182,050          185,855
    Other assets                                   13,403           15,144
    Goodwill                                      116,596          133,745
                                             ----------------   ---------------
                  Total assets               $    489,964     $    516,372
                                             =================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements


                        AEARO COMPANY I AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets - Liabilities and Stockholder's Equity
             (In Thousands, Except for Per Share and Share Amounts)


                                               June 30,           September 30,
                                                 2005                  2004
                                            ------------        ---------------
                                             (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt         $    3,455         $    1,639
   Accounts payable and accrued liabilities      55,684             46,730
   Accrued interest                               3,067              6,996
   Accrued income taxes                           1,947              1,648
                                             ------------      -----------------
         Total current liabilities               64,153              57,013
                                             -------------     ----------------

LONG TERM LIABILITIES:                          298,299             302,842
   Deferred income taxes                         40,587              59,699
   Other liabilities                             14,169              14,726
                                            --------------    -----------------
         Total liabilities                      417,208             434,280
                                            --------------    -----------------


STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value-
    Authorized--100 shares
    Issued and outstanding--100 shares             -                   -
   Paid in capital                              101,640             101,610
   Accumulated deficit                         (26,848)            (19,415)
   Accumulated other comprehensive loss         (2,036)               (103)
                                            --------------    -----------------
Total stockholder's equity                       72,756              82,092
                                            --------------    -----------------
Total liabilities and stockholder's equity    $ 489,964         $   516,372
                                            ==============    =================

The accompanying notes are an integral part of these condensed consolidated financial statements


                 Condensed Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)





                                                                         Nine             Three                Six
                                                                        Months            Months              Months
                                      Three Months Ended                Ended             Ended               Ended
                                                    June 30,            June 30,          June 30,           March 31,
                                         2005                   2004      2005              2004                2004
                                                   Successor                              Successor                  Predecessor
Net sales                            $    113,198         $        97,126     $    313,437     $        97,126   |  $       169,579
                                                                                                                 |
Cost of sales                               58,124                 68,144            159,757            68,144   |           89,056
                                     ------------------   ------------------  ---------------  ------------------|-----------------
                                                                                                                 |
   Gross profit                             55,074                 28,982            153,680            28,982   |           80,523
                                                                                                                 |
Selling and administrative                  34,172                 28,149             98,583            28,149   |           56,835
                                                                                                                 |
Research and technical services              2,234                  1,966              6,665             1,966   |            3,623
                                                                                                                 |
Amortization                                 1,313                    101              3,928               101   |              242
                                                                                                                 |
Other (income) charges, net                   (512)                 1,690               (200)            1,690   |            (506)
                                                                                                                 |
Restructuring                                   --                     --                 --                --   |          (1,091)
                                     ------------------   ------------------  ---------------  ------------------|-----------------
                                                                                                                 |
   Operating income (loss)                  17,867                 (2,924)            44,704            (2,924)  |           21,420
                                                                                                                 |
Interest expense, net                        5,856                 10,292             16,785            10,292   |           10,836
                                     ------------------   ------------------  ---------------  ------------------|-----------------
                                                                                                                 |
   Income (loss) before provision                                                                                |
   for income taxes                         12,011                (13,216)            27,919           (13,216)  |           10,584
                                                                                                                 |
Provision for income taxes                   1,569                  1,031                358             1,031   |            2,020
                                     ------------------   ------------------  ---------------  ------------------|-----------------
                                                                                                                 |
   Net income (loss)                 $      10,442        $       (14,247)    $       27,561   $       (14,247)  |  $         8,564
                                     ------------------   ------------------  ---------------  ------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements


            Condensed Consolidated Statement of Stockholder's Equity
                      (In Thousands, Except Share Amounts)

                                                                               Accumulated
                                                          Paid                    Other                   Comprehensive
                                     Common Stock          In      Accumulated Comprehensive                 Income
Successor                           Shares  Amount       Capital    Deficit        Loss       Total          (Loss)


Balance, October 1, 2004               100  $     -     $  101,610 $  (19,415) $      (103)  $ 82,092


  Net income                             -        -             -      27,561             -    27,561     $    27,561
  Dividend to parent                                                 (34,994)                (34,994)               -
  Foreign currency translation
adjustment                               -        -             -           -       (1,689)   (1,689)          (1,689)
  Unrealized loss on derivative
instruments                              -        -             -           -         (244)     (244)            (244)
  Vesting of restricted stock            -        -            30                         -        30               -
                                                                                                          ------------
  Comprehensive income                   -        -             -           -             -         -      $   25,628
                                                                                                          ============
                                    ------- --------    ---------- ----------- ------------- --------
Balance, June 30, 2005                 100  $     -     $ 101,640  $           $   (2,036)   $ 72,756
                                                                   (26,848)
                                    ======= ========    ========== =========== ============= ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                    Nine         Three           Six
                                                                   Months        Months        Months
                                                                   Ended         Ended          Ended
                                                                  June 30,      June 30       March 31,
                                                               --------------------------------------------
                                                                    2005          2004      |    2004
                                                               -----------------------------|--------------
Cash Flows from Operating Activities:                                   Successor           |  Predecessor
Net income (loss)                                                $     27,561  $  (14,247)  |    $  8,564
Adjustments to reconcile net income (loss) to cash                                          |
   provided by operating activities-                                                        |
   Depreciation                                                         8,131       3,006   |       5,931
   Amortization of intangible assets                                    3,928         101   |         242
   Amortization of deferred financing costs                             1,068       4,234   |       2,026
   Inventory purchase accounting adjustment                                --      17,067   |          --
   Deferred income taxes                                               (3,310)         (7)  |          --
   Stock based compensation                                                30          10   |
   Restructuring                                                           --          --   |      (1,091)
   Loss on disposal of assets                                               3               |         682
   Changes in assets and liabilities-                                                       |
      Accounts receivable                                              (6,755)       (2,242)|      (1,113)
      Inventories                                                      (4,166)            2 |      (3,464)
      Accrued income taxes                                                432           522 |      (1,453)
      Accrued interest                                                 (3,928)          767 |            3
      Accounts payable and accrued liabilities                          7,107         2,667 |      (3,224)
      Prepaid expenses and other assets                                   427           986 |          633
      Other liabilities                                                 1,012           928 |        1,299
                                                                    ---------    ---------- |    ---------
      Net cash provided by operating activities                        31,540        13,794 |        9,035
                                                                    ---------    ---------- |    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                       |
   Additions to property, plant and equipment                          (5,404)       (2,810)|       (5,006)
   Proceeds provided by disposals of property, plant and                                    |
   equipment                                                               64            -- |           12
                                                                    ---------    ---------- |    ---------
       Net cash used by investing activities                           (5,340)       (2,810)|       (4,994)
                                                                     ---------    ----------|    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                       |
   Distribution to shareholder to effect the merger                        --       (86,852)|           --
   Repayment of old credit facility                                        --       (78,333)|           --
   Repayment of 12.5% senior subordinated notes                            --       (98,000)|           --
   Proceeds from 8.25 senior subordinated notes                            --       175,000 |           --
   Debt issue costs                                                        --       (10,408)|
   Dividend to parent                                                 (34,994)      (14,305)|           --
   Proceeds from  (repayment of) revolving credit facility, net            --       (15,600)|        3,950
   Proceeds from (repayment of) term loans                               (961)      125,000 |       (8,949)
   Repayment of capital lease obligations                                (200)          (61)|         (122)
   Repayment of long term debt                                           (273)          (26)|         (119)
                                                                     ---------    ----------|     ---------
       Net cash used for financing activities                         (36,428)       (3,585)|       (5,240)
                                                                     ---------    ----------|     ---------
EFFECT OF EXCHANGE RATE ON CASH                                        (1,477)         (858)|         (789)
                                                                     ---------    ----------|      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (11,705)        6,541 |       (1,988)
                                                                                            |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         27,724         5,313 |        7,301
                                                                     ---------    ----------|      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     16,019  $     11,854 | $      5,313
                                                                     =========    ==========|      =========
CASH PAID FOR:                                                                              |
   Interest                                                      $     19,977  $      4,787 | $      8,862
                                                                      =========   ==========|      =========
   Income taxes                                                  $      3,674  $        552 | $      3,254
                                                                      =========   ==========|      =========

The accompanying notes are an integral part of these condensed consolidated financial statements
<

                        AEARO COMPANY I AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  JUNE 30, 2005

                                   (Unaudited)

1)   Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Aearo Company I (the "Company") contain all normal, recurring adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

     The purchase price is allocated to the Company's tangible and intangible assets and liabilities based upon estimated fair values as of the date of the Merger. The adjustment made to deferred tax liabilities and goodwill in fiscal 2005 reflect the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax basis of those assets as a result of finalizing the tax basis of certain assets. The purchase price has been allocated as follows (dollars in thousands):



     Working capital                                        $      77,357
     Fixed assets                                                  55,139
     Other assets and liabilities                                  16,073
     Deferred tax liabilities                                     (45,258)
     Finite lived intangible asset                                 74,104
     Indefinite lived intangible assets                           114,300
     Goodwill                                                     117,629

     Purchase price                                         $     409,344
                                                                  =======
     Goodwill resulting from the Merger is not deductible for income tax purposes.

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year's sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers with funds to assist the customers with marketing the Company's products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company's products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the three months ended June 30, 2005 and 2004 were $0.9 million and $0.4 million, respectively. The amount of co-operative advertising charged to selling and administrative expenses for the nine months ended June 30, 2005 and six months ended March 31, 2004 were $2.0 million and $0.9 million, respectively.

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

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. At September 30, 2004, the Company's deferred tax asset for domestic net operating losses was partially offset by a valuation allowance of $7.5 million. During the three month period ended March 31, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance.

     The Company is included in the consolidated tax return filed by AC Safety Holding Corp. All taxes are recorded as if separate, stand alone returns were filed.

     Goodwill and Other Intangibles. Under the provisions of SFAS No. 142, "Goodwill and Other Intangibles", goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company will test its goodwill and indefinite lived intangible assets as of September 30, 2005. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date.

     The following presents a summary of other intangibles assets as of September 30, 2004 and June 30, 2005, resulting from the Merger (dollars in thousands):



                                             Gross        Accumulated
     September 30, 2004                     Amount        Amortization    Additions  Carrying Amount

     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer relationship list                73,000            (2,433)          --       70,567
     Patents                                      719              (122)          82          679
     Other                                        385               (76)          --          309
                                              -------            -------        ----      -------
     Total Intangibles                   $    188,404   $        (2,631)  $       82  $   185,855
                                              =======            =======        ====      =======



                                             Gross        Accumulated
     June 30, 2005 (Unaudited)              Amount        Amortization    Additions  Carrying Amount

     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (6,083)          --       66,917
     Patents                                      802              (316)         122          608
     Other                                        385              (160)          --          225
                                              -------           -------        ------     -------
     Total Intangibles                   $    188,487   $        (6,559)  $      122  $   182,050
                                              =======           =======        =======    =======


     Estimate of Aggregate Amortization Expense (dollars in thousands):


                  Year ending September 30, 2005        $         5,241
                  Year ending September 30, 2006                  5,225
                  Year ending September 30, 2007                  5,114
                  Year ending September 30, 2008                  4,904
                  Year ending September 30, 2009                  4,913


     The following presents the allocation of goodwill resulting from the Merger and the changes in the carrying amount of goodwill for the nine months ended June 30, 2005 (dollars in thousands):



                                                           Nine Months
                                                              Ended
                                                             June 30,
                                                               2005
     Beginning balance                                  $       133,745
     Allocation adjustment                                     (15,491)
     Translation adjustment                                     (1,658)
                                                                -------
     Ending balance                                     $       116,596
                                                                =======

     The allocation adjustment in fiscal 2005 reflects the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax bases of those assets as a result of finalizing the tax basis of certain assets.

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (dollars in thousands):



                                                                     Nine         Three          Six
                                                                    Months       Months         Months
                                           Three Months Ended       Ended         Ended         Ended
                                                June 30,           June 30      June 30,      March 31,
                                           2005         2004         2005         2004           2004
                                                Successor                 Successor          Predecessor
     Net income (loss) as reported        $ 10,442   $   (14,247)  $   27,561  $   (14,247)   $     8,564
       Stock based compensation expense
       recorded under APB No. 25, net
       of tax                                   10            --           30           10             --
       Stock-based compensation expense
       determined under the fair value
       method, net of tax                      (44)           --         (127)        (10)           (67)
                                           -------       -------       ------      -------        -------
     Proforma net income (loss)           $ 10,408   $   (14,247)  $   27,464  $   (14,247)   $     8,497
                                           =======       =======       ======       =======       =======


     Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified to earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. During the three month period ended June 30, 2005, the Company entered into three new forward foreign currency contracts that will protect the Company against exchange rate movement during fiscal year 2006. As result of the new forward currency contracts, the Company has recorded a derivative payable of $0.4 million at June 30, 2005. For the three month periods ended June 30, 2005 and 2004, the Company had no gains or losses resulting from the exercise of forward foreign currency contracts. For the nine and six month periods ended June 30, 2005 and March 31, 2004, the Company reclassified into earnings net losses of $0 million and $0.5 million, respectively resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

     The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company did not elect hedge accounting treatment for the interest rate cap as defined under SFAS No. 133, and, as a result, any fair value adjustment was charged directly to other charges (income), net. There was $0.1 million of expense charges to earnings for the period ended, June 30, 2004 for the change in the fair value of the interest rate cap.

     The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in other charges (income), net. The impact on earnings was a gain of approximately $ 0.3 million and $ 0.1 million for the three and nine month periods ended June 30, 2005, respectively, compared to net loss of $ 0.3 million and $0.4 million, respectively for the three and six month periods ended June 30, 2004 and March 31, 2004, respectively.

     On June 30, 2005, the FASB issued Derivatives Implementation Group ("DIG") B39, "Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor", which provides an explicit scope exception to the provisions of paragraph 13(b) of SFAS No. 133 when the right to accelerate a repayment can only be exercise by the debtor (issuer/borrower). The Company has adopted DIG B39 as of April 1, 2005. Prior to the adoption of DIG B39, the Company determined under the provisions of DIG B16, "Calls and Puts in Debt Instruments", that the embedded call option in the Company's Senior Subordinated Notes was not clearly and closely related to the debt host contract and therefore required bifurcation. The carrying values of the derivative asset and liability were $2.0 million at September 30, 2004. Prior to the adoption of DIG B39, the Company had recorded $0.2 million loss in other (income) charges, net for the mark to market revaluation of the embedded call option and $0.2 million for the reduction of interest due to the amortization of the corresponding liability during 2005. Upon the adoption of DIG B39, the Company reversed a derivative asset of approximately $1.8 million and the corresponding liability that was previously recorded.

4)   Other Comprehensive Income

     The following table presents the reclassification amounts related to unrealized holding gains and losses presented in the statement of stockholder's equity for the three month periods ended June 30, 2005 and 2004 and the nine and six month periods ended June 30, 2005 and March 31, 2004, respectively (dollars in thousands):



                                                                     Nine         Three          Six
                                                                    Months       Months         Months
                                           Three Months Ended       Ended         Ended         Ended
                                                June 30,           June 30      June 30,      March 31,
                                           2005         2004         2005         2004           2004
                                                Successor                 Successor          Predecessor
     Unrealized holding losses on                                              $      (138)
        derivatives during the period     $   (244)  $      (138)  $     (244)                $      (133)
       Less:  reclassification
       adjustment for gains (losses)
       included in the statements of
       operations                               --            25           --           25            523
                                             -------       -------      -------      -------       -------
     Total                                $   (244)  $      (113)  $     (244) $      (113)   $       390
                                             =======       =======      =======      =======       =======

5)   Inventories

     Inventories consist of the following (dollars in thousands):



                                                              June 30,               September 30,
                                                                2005                      2004
                                                         -------------------       -------------------
                                                            (Unaudited)

     Raw materials                                       $        11,029           $      9,302
     Work in process                                               9,415                 12,087
     Finished goods                                               23,980                 19,460
                                                         -------------------       -------------------
                                                         $        44,424           $     40,849
                                                         ===================       ===================


     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   Debt

     The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the "Senior Bank Facilities"). Since the Acquisition Date, the Company's debt has been negatively impacted by $0.3 million related to the fluctuation of the Euro relative to the U.S dollar as of June 30, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans were approximately $123.8 million and $126.0 million at June 30, 2005 and September 30, 2004, respectively. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2005 and September 30, 2004 respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and June 30, 2005, respectively. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of June 30, 2005.

     On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, up to $35 million of cash distributions to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to AC Safety Holding Corp., its parent, to be used by AC Safety Holding Corp. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment (i) modified the amount of the incremental Term

     Loan commitment from $60.0 million to $75.0 million (ii) eliminated the termination date for the incremental Term Loan commitment and (iii) allowed for incremental Term Loans in Euros.

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

     In fiscal 2003 and 2004, the Company settled 259 claims in which it was named as a defendant for an average settlement amount of $24.36 in silica claims and $83.24 in asbestos claims, while an additional 200 claims were dismissed without any payment (43.6% of cases closed), because the Company was not a proper defendant or did not make the product in question. As of September 30, 2004, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 11,087 and 4,282, respectively. For the nine months ended June 30, 2005, the increases in number of claims where the Company was named as a defendant in silica and asbestos related matters was 2,122 and 1,010 respectively. The 1,010 new asbestos claims include 114 claims that allege exposure from clothing, which the Company never manufactured. One claim was settled for $17.85 where the Company was named as a defendant in silica related matters during the nine months ended June 30, 2005. No claims were settled where the Company was named as a defendant in asbestos related matters during the nine months ended June 30, 2005. As of June 30, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,739 and 4,095, respectively.

     In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that Aearo has some risk of legal liability as a successor ("Additional Claims"). During the nine months ended June 30, 2005, Aearo paid a total of $1.67 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which Aearo was named as a defendant and Additional Claims. During the period October 1, 2004 to June 30, 2005 Aearo paid a total of $164.72 for three additional claims that were settled during that time period and paid a total of $0.4 million for administrative and defense costs involving both claims in which Aearo was named as a defendant and Additional Claims. In addition, Aearo may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against Aearo.

     The above information was based on data provided by Simon Peragine Smith, an outside law firm which tracks numbers of cases and settlements on behalf of the "AO Defense Group", and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the "AO Safety" brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also, between October 1, 2004 and June 30, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of Aearo.

     At June 30, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $4.6 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.8 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004 is primarily attributed to the payment of $1.67 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over the prior two year time period. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

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

     Net Sales by Business Segment (dollars in thousands):



                                                              Nine         Three          Six
                                                             Months       Months         Months
                                    Three Months Ended       Ended         Ended         Ended
                                         June 30,           June 30      June 30,      March 31,
                                    2005         2004         2005         2004           2004
                                         Successor                 Successor          Predecessor
     Safety Products               $ 86,161   $    73,966   $  235,926  $    73,966    $   127,964
     Safety Prescription Eyewear     10,493        10,126       29,706       10,126         20,337
     Specialty Composites            16,544        13,034       47,805       13,034         21,278
                                    -------       -------       ------      -------        -------
     Total                         $113,198   $    97,126   $  313,437  $    97,126    $   169,579
                                    =======       =======      =======      =======        =======



     Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $1.1 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively. Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $3.1 million and $1.5 million for the nine and six months ended June 30, 2005 and March 31, 2004, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%. The Company does not have a single customer in any of its three reportable segments that accounts for more than 10% of segment revenues in any of the periods presented.

     Profit (loss) by business segment and reconciliation to income (loss) before income taxes (dollars in thousands):



                                                                     Nine         Three          Six
                                                                    Months       Months         Months
                                           Three Months Ended       Ended         Ended         Ended
                                                June 30,           June 30      June 30,      March 31,
                                           2005         2004         2005         2004           2004
                                                Successor                 Successor          Predecessor
     Safety Products                      $ 18,526   $    16,122   $   46,374  $    16,122  |  $    23,704
     Safety Prescription Eyewear               275            37          (66)          37  |          (57)
     Specialty Composites                    3,504         2,623       10,455        2,623  |        2,855
                                            ------       -------       ------        ------        -------
     Segment profit                         22,305        18,782       56,763       18,782  |       26,502
                                                                                            |
     Depreciation                            3,125         3,006        8,131        3,006  |         5,931
     Amortization of intangibles             1,313           101        3,928          101  |          242
     Inventory purchase accounting              --        17,067           --       17,067  |           --
     Bond call premium                          --         1,532           --        1,532  |           --
     Restructuring                              --            --           --           --  |      (1,091)
     Interest                                5,856        10,292       16,785       10,292  |       10,836
                                            -------      -------       ------       ------- |      -------
     Income (loss) before income taxes      12,011   $   (13,216)  $   27,919  $   (13,216) |  $    10,584
                                            ======       ========      ======      ========       ========



     Segment   profit  is  defined  as  operating   income   (loss)  before
     depreciation, amortization, interest expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.



9)   Pension

     The following table presents the components of net periodic pension cost for the three month periods ended June 30, 2004 and 2005, and the nine and six month periods ended June 30, 2005 and March 31, 2004, respectively (dollars in thousands):



                                                                     Nine         Three          Six
                                                                    Months       Months         Months
                                           Three Months Ended       Ended         Ended         Ended
                                                June 30,           June 30      June 30,      March 31,
                                           2005         2004         2005         2004           2004
                                                Successor                 Successor          Predecessor
     Service cost                         $    364   $       335   $    1,089  $       335  | $       669
     Interest cost                             206           186          618          186  |         371
     Expected return on plan assets           (184)         (167)        (552)        (167) |        (332)
     Amortization of prior service cost         --             2           --            2  |           5
                                             ------       ------        -----         ----- |       -----
     Total                                $    386   $       356   $    1,155  $       356  | $       713
                                             ======       ======        =====         =====         =====



     The Company previously disclosed in its Annual Report on Form 10-K for the year ended September 30, 2004, that it expected to contribute $1.2 million to its pension plan in 2005. As of June 30, 2005, the Company has not made any contributions to its pension plan and plans to contribute a revised amount of $1.8 million in the fourth quarter of fiscal 2005.

10)  Dividend

     On May 5, 2005, the Company's Board of Directors declared and paid a cash dividend to the Company's parent, Aearo Corporation, the sole holder of common stock, of approximately $35 million. Aearo Corporation then paid a cash dividend to AC Safety Holding Corp., the Company's ultimate parent, who used the proceeds to make a partial redemption of its preferred stock. The Company used available cash to fund the dividend.

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


Consolidated Statement of Operations (Unaudited)
Nine Months Ended June 30, 2005


                                                                        Successor
                                              -------------------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net sales.................................  $234,381    $     --    $114,004    $ (34,948)  $ 313,437
     Cost of sales.............................   132,127          --      62,454      (34,824)    159,757
                                                  -------      ------      ------      -------     -------
       Gross profit............................   102,254          --      51,550         (124)    153,680

     Selling and administrative................    71,843       2,871      23,869           --      98,583
     Research and technical services...........     4,186          --       2,479           --       6,665
     Amortization..............................     2,774         194         960           --       3,928
     Other charges (income), net...............    13,686     (20,911)      7,025           --       (200)
                                                   ------     -------      ------       ------     -------
        Operating income (loss)................     9,765      17,846      17,217         (124)     44,704
     Interest expense (income).................    16,374      (2,172)      2,583           --      16,785
                                                  -------     -------      ------       ------     -------
     Income (loss) before income taxes.........    (6,609)     20,018      14,634         (124)     27,919
     Income tax provision (benefit)............   (11,984)      8,232       4,110           --         358
     Equity in subsidiaries' earnings..........    22,310      10,524                  (32,834)         --
                                                   -------    -------      ------       -------     ------
        Net income.............................  $ 27,685    $ 22,310    $ 10,524    $ (32,958)  $  27,561
                                                   ======     =======     =======       =======     ======


    Consolidated  Statement of  Operations  (Unaudited)
    Three Months Ended June 30, 2004



                                                                        Successor
                                               ------------------------------------------------------------
                                                                            Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net sales.................................  $ 72,522    $     --    $ 35,388    $ (10,784)  $  97,126
     Cost of sales.............................    52,065          --      26,893      (10,814)     68,144
                                                  -------       ------     ------      -------      ------
       Gross profit............................    20,457          --       8,495           30      28,982

     Selling and administrative................    20,797         344       7,008           --      28,149
     Research and technical services...........     1,251          --         715           --       1,966
     Amortization..............................        83          18          --           --         101
     Other charges (income), net...............     5,582      (6,743)      2,851           --       1,690
                                                  -------       ------      -----         ----      ------
        Operating income.......................    (7,256)      6,381      (2,079)          30      (2,924)
     Interest expense (income), net............    10,152        (399)        539           --      10,292
                                                   -------      ------     ------         ----     -------
     Income (loss) before income taxes.........   (17,408)      6,780      (2,618)          30     (13,216)
     Income tax provision (benefit)............    (2,875)      2,700       1,206           --       1,031
     Equity in subsidiaries' earnings..........       256      (3,824)                   3,568          --
                                                  --------     -------     -------      -------    --------
        Net income (loss)......................  $(14,277)   $    256    $ (3,824)   $   3,598   $ (14,247)
                                                  ========     =======     =======      =======    ========


     Consolidated Statement of Operations (Unaudited)
     Six Months Ended March 31, 2004



                                                                       Predecessor
                                               -------------------------------------------------------------
                                                                            Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesEliminationsConsolidated

     Net sales.................................  $122,913    $     --    $ 65,030    $ (18,364)  $ 169,579
     Cost of sales.............................    71,142          --      36,348      (18,434)     89,056
                                                  -------        ----      ------      -------     -------
       Gross profit............................    51,771          --      28,682           70      80,523

     Selling and administrative................    42,612         674      13,549           --      56,835
     Research and technical services...........     2,351          --       1,272           --       3,623
     Amortization..............................       168          74          --           --         242
     Other charges (income), net...............     6,815     (12,283)      4,962           --        (506)
     Restructuring charges (income)............    (1,091)         --          --           --      (1,091)
                                                   -------     -------     ------      -------      -------
        Operating income.......................       916      11,535       8,899           70      21,420
     Interest expense (income), net............    10,117        (983)      1,702           --      10,836
                                                   -------     -------     ------      -------      -------
     Income (loss) before income taxes.........    (9,201)     12,518       7,197           70      10,584
     Income tax provision (benefit)............    (4,642)      5,022       1,640           --       2,020
     Equity in subsidiaries' earnings..........    13,053       5,557                  (18,610)         --
                                                   -------     ------      ------      -------      ------
        Net income.............................  $  8,494    $ 13,053    $  5,557    $ (18,540)  $   8,564
                                                   ======      ======      ======      ========     ======

     Consolidated Statement of Operations (Unaudited)
     Three Months Ended June 30, 2005



                                                                        Successor
                                               -------------------------------------------------------------
                                                                            Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Eliminations Consolidated

     Net sales.................................  $ 86,049    $     --    $ 40,402    $ (13,253)  $ 113,198
     Cost of Sales.............................    48,648          --      22,657      (13,181)     58,124
                                                   ------        -----     ------      -------     -------
        Gross profit...........................    37,401          --      7,745          (72)     55,074

     Selling and administrative................    25,628         344       8,200           --      34,172
     Research and technical services...........     1,401          --         833           --       2,234
     Amortization..............................       923          70         320           --       1,313
     Other charges (income), net...............     5,134      (7,547)      1,901           --        (512)
                                                   ------       ------     ------      -------     -------
        Operating income.......................     4,315       7,133       6,491          (72)     17,867
     Interest expense (income).................     5,687        (531)        700           --       5,856
                                                   ------       ------     ------      -------     -------
     Income (loss) before income taxes.........    (1,372)      7,664       5,791          (72)     12,011
     Income tax provision (benefit)............    (2,313)      3,140         742           --       1,569
     Equity in subsidiaries' earnings..........     9,573       5,049          --      (14,622)         --
                                                   ------      -------     ------      -------     -------
        Net income.............................  $ 10,514    $  9,573    $  5,049    $ (14,694)  $  10,442
                                                   ======       =====       =====      ========     ======

     Consolidated Balance Sheet (Unaudited)
     June 30, 2005




                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Eliminations Consolidated

     Current Assets:
        Cash and cash equivalents..............  $  6,169    $    397    $  9,453    $      --   $  16,019
        Receivables, net.......................    39,813         229      20,511           --      60,553
        Inventories............................    33,091          --      11,766         (433)     44,424
        Deferred and prepaid expenses..........     4,533          --       1,069           --       5,602
                                                   ------       -----      ------      -------     -------
     Total current assets......................    83,606         626      42,799         (433)    126,598
                                                   ------       -----      ------      -------     -------
     Long Term Assets:
        Property plant and equipment...........    37,349          --      13,968           --      51,317
        Goodwill and other intangibles, net....    90,228     122,243      86,175           --     298,646
        Inter-company receivables (payables)...   (54,417)     94,199     (39,782)          --          --
        Investment in subsidiaries ............   242,966      67,292        (664)    (309,594)         --
        Other assets...........................    13,392          --          11           --      13,403
                                                  -------     -------     -------      --------    -------
     Total assets..............................  $413,124    $284,360    $102,507    $(310,027)  $ 489,964
                                                  =======     =======     =======     =========    =======
     Current Liabilities:
        Current portion of long term debt......  $  3,455    $     --    $     --    $      --   $   3,455
        Accounts payable and accrued
        liabilities............................    40,675         435      14,574           --      55,684
        Accrued interest.......................     3,067          --          --           --       3,067
        Income tax payables (receivables)......     2,012      (2,150)      2,085                    1,947
                                                  -------     -------     -------      --------    -------
     Total current liabilities.................    49,209      (1,715)     16,659           --      64,153

     Long Term Liabilities:
        Long term debt.........................   298,299          --          --           --     298,299
        Deferred income taxes..................     3,719      23,860      13,008           --      40,587
        Other liabilities......................    14,169          --          --           --      14,169
                                                  -------     -------     -------      --------    -------
     Total liabilities.........................   365,396      22,145      29,667           --     417,208

     Stockholder's Equity:
        Common.................................        --          --       4,222       (4,222)         --
        Paid in capital........................   101,640     267,796      41,865     (309,661)    101,640
        Accumulated deficit....................   (54,445)     (8,638)     36,695         (460)    (26,848)
        Accumulated other comprehensive income
        (loss).................................       533       3,057      (9,942)       4,316      (2,036)
                                                   -------     -------     -------      --------    -------
     Total stockholder's equity................    47,728     262,215      72,840     (310,027)     72,756
                                                  -------     -------     -------      --------    -------
     Total liabilities and stockholder's equity  $413,124    $284,360    $102,507    $(310,027)  $ 489,964
                                                  =======     =======     =======      ========    =======

     Consolidated Balance Sheet
     September 30, 2004




                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Eliminations Consolidated

     Current Assets:
        Cash and cash equivalents..............  $ 18,309    $    140    $  9,275    $      --   $  27,724
        Receivables, net.......................    34,823          --      19,336           --      54,159
        Inventories............................    29,956          --      11,202         (309)     40,849
        Deferred and prepaid expenses..........     3,014          --       1,132           --       4,146
                                                  -------     -------     -------      --------    -------
     Total current assets......................    86,102         140      40,945         (309)    126,878
                                                  -------     -------     -------      --------    -------
     Long Term Assets:
        Property plant and equipment...........    40,040          --      14,710           --      54,750
        Goodwill and other intangibles, net....   134,567     131,786      53,247           --     319,600
        Inter-company receivables (payables)...    64,478     (12,147)    (52,331)          --          --
        Investment in subsidiaries ............   154,350      40,981        (713)    (194,618)         --
        Other assets...........................    15,133          --          11           --      15,144
                                                  -------     -------     -------      --------    -------
     Total Assets..............................  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                  =======     =======      ======     =========    =======
     Current Liabilities:
        Current portion of long term debt......  $  1,618    $     --    $     21    $      --   $   1,639
        Accounts payable and accrued
        liabilities............................    32,623         577      13,530           --      46,730
        Accrued interest.......................     6,996          --          --           --       6,996
        Income tax payables (receivables)......     2,324      (2,317)      1,641           --       1,648
                                                  -------     -------     -------      --------    -------
     Total current liabilities.................    43,561      (1,740)     15,192           --      57,013

     Long Term Liabilities:
        Long term debt.........................   302,662          --         180           --     302,842
        Deferred income taxes..................    58,073          --       1,626           --      59,699
        Other liabilities......................    14,726          --          --           --      14,726
                                                  -------     -------     -------      --------    -------
     Total liabilities.........................   419,022      (1,740)     16,998           --     434,280

     Stockholder's Equity:
        Common.................................        --          --       7,396       (7,396)         --
        Paid in capital........................   101,610     167,519      12,280     (179,799)    101,610
        Accumulated deficit....................   (24,824)     (8,664)     26,168      (12,095)    (19,415)
        Accumulated other comprehensive income
        (loss).................................    (1,138)      3,645      (6,973)       4,363        (103)
                                                  -------     -------     -------      --------    -------
     Total stockholder's equity................    75,648     162,500      38,871     (194,927)     82,092
                                                  -------     -------     -------      --------    -------
     Total liabilities and stockholder's equity  $494,670    $160,760    $ 55,869    $(194,927)  $ 516,372
                                                 ========     =======      ======     =========    =======

     Consolidating Statement of Cash Flows (Unaudited)
     Nine Months Ended June 30, 2005



                                                                  Successor
                                                -------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Consolidated

     Net cash provided by operating activities.  $ 16,140    $ 12,605    $  2,795    $  31,540

     Net cash used for investing activities....    (3,508)         --      (1,832)      (5,340)

     Net cash provided by (used for) financing
        activities.............................   (24,768)    (11,660)          -      (36,428)

     Effect of exchange rate on cash...........        (4)       (688)       (785)      (1,477)
                                                   -------     -------     ------       ------
     Increase (decrease) in cash and cash
        equivalents............................   (12,140)        257         178      (11,705)

     Cash and cash equivalents at the
        beginning of the period................    18,309         140       9,275       27,724
                                                   ------      -------     ------       ------
     Cash and cash equivalents at the end of
        the period.............................  $  6,169    $    397    $  9,453    $  16,019
                                                   ======      =======     ======       ======

     Consolidating Statement of Cash Flows (Unaudited)
     Three Months Ended June 30, 2004



                                                                 Predecessor
                                               -------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  SubsidiariesSubsidiariesConsolidated

     Net cash provided by operating activities.  $  5,096    $  5,352    $  3,346    $  13,794

     Net cash used for investing activities....    (2,196)         --        (614)      (2,810)

     Net cash provided by (used for) financing
        activities.............................    (2,814)     (5,796)      5,025       (3,585)

     Effect of exchange rate on cash...........     2,051        (210)     (2,699)        (858)
                                                   -------     -------      --------    -------
     Increase (decrease) in cash and cash
        equivalents............................     2,137        (654)      5,058        6,541

     Cash and cash equivalents at the
        beginning of the period................       893         751       3,669        5,313
                                                   ------      ------     -------       ------

     Cash and cash equivalents at the end of
        the period.............................  $  3,030    $     97    $  8,727    $  11,854
                                                   ======      ======     =======       ======

     Consolidating Statement of Cash Flows (Unaudited)
     Six Months Ended March 31, 2004



                                                                 Predecessor
                                               -------------------------------------------------
                                                                           Non-
                                                  Aearo     Guarantor   Guarantor
                                                Company I  Subsidiaries Subsidiaries Consolidated

     Net cash provided by (used for) operating
        activities.............................  $ (1,359)   $  6,407    $  3,987    $    9,035

     Net cash used for investing activities....    (3,326)         --      (1,668)      (4,994)

     Net cash provided by (used for) financing
        activities.............................     3,255      (6,840)     (1,655)      (5,240)

     Effect of exchange rate on cash...........       779         978      (2,546)        (789)
                                                    -----       -----      ------        ------
     Increase (decrease) in cash and cash
        equivalents............................      (651)        545      (1,882)      (1,988)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551         7,301
                                                  -------      ------       -----       -------
     Cash and cash equivalents at the end of
        the period.............................  $    893    $    751    $  3,669    $    5,313
                                                    =====      ======       =====       =======

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statements. Many of these factors are beyond the Company's ability to control or predict. You should read this report in conjunction with the more detailed risks included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30,2004.

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

The Merger was a business combination under SFAS No. 141, "Business Combinations," and the purchase price paid for our Parent was pushed down to the Company. Accordingly, the results of operations subsequent to the Acquisition Date are presented on a different basis of accounting than the results of operations prior to the Acquisition Date, and therefore, are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004.



Results of Operations -- Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

The  following   table  sets  forth  the  major   components  of  the  Company's
consolidated statements of operations expressed as a percentage of net sales.



                              Results of Operations
                             (Dollars in Thousands)




                                                                Three Months Ended June 30,
                                                     2005             %             2004            %
 Net sales:
   Safety Products                          $       86,161        76.1    $       73,966         76.2
   Safety Prescription Eyewear                      10,493         9.3            10,126         10.4
   Specialty Composites                             16,544        14.6            13,034         13.4
                                                   -------     -------           -------        -----
     Total net sales                               113,198       100.0            97,126        100.0
 Cost of sales                                      58,124        51.3            68,144         70.2
                                                   -------     -------           -------        -----
 Gross profit                                       55,074        48.7            28,982         29.8

 Operating expenses:
   Selling and administrative                       34,172        30.1            28,149         29.0
   Research and technical services                   2,234         2.0             1,966          2.0
   Amortization                                      1,313         1.2               101          0.1
   Other charges (income), net                        (512)       (0.4)            1,690          1.7
                                                   -------     -------           -------        -----
     Total operating expense                        37,207        32.9            31,906         32.8
   Operating income (loss)                          17,867        15.8            (2,924)        (3.0)
   Interest expense, net                             5,856         5.2            10,292         10.6
                                                   -------     -------           -------        -----
     Income (loss) before income taxes              12,011        10.6           (13,216)       (13.6)
   Provision for income taxes                        1,569         1.4             1,031          1.1
                                                   -------     -------           -------        -----
     Net income (loss)                        $     10,442         9.2    $      (14,247)       (14.7)
                                                  ========       ======          ========       ======


Net sales for the three months ended June 30, 2005 increased 16.6% to $113.2 million from $97.1 million in the three months ended June 30, 2004. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $1.8 million. The Safety Products segment net sales for the three months ended June 30, 2005 increased 16.5% to $86.2 million from $74.0 million in the three months ended June 30, 2004. The increase in net sales resulted from a 14.2% increase in organic growth and a 2.3% increase due to foreign currency translation. Organic sales for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, have increased for thirteen consecutive quarters, when compared to the same quarter of the prior year. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the three months ended June 30, 2005 increased 3.6% to $10.5 million from $10.1 million for the three months ended June 30, 2004. The increase in net sales resulted from a 2.8% increase in organic growth and a 0.8% increase from foreign currency translation. Specialty

Composites' net sales for the three months ended June 30, 2005 increased 26.9% to $16.5 million from $13.0 million in three months ended June 30, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment, which has been experiencing positive sales trends in the last eight quarters.

Gross profit for the three months ended June 30, 2005 increased to $55.1 million from $29.0 million for the three months ended June 30, 2004. Gross profit in the three months ended June 30, 2004 was negatively impacted by the non-recurring charge of $17.1 million resulting from the write-up in inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Excluding the effects of the SFAS No. 141 adjustment, gross profit as a percentage of net sales for the three months ended June 30, 2005 was 48.7% as compared to 47.4% for the three months ended June 30, 2004. The 130 basis point improvement in the gross profit percentage is primarily due to product mix and productivity, accounting for approximately 100 basis points, with the remainder due primarily to the impact of foreign currency translation. The Company's gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the three months ended June 30, 2005 increased 20.0% to $43.3 million from $36.1 million in the three months ended June 30, 2004. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company's ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. Volume and productivity improvements contributed approximately 16.9% of the increase in gross profit with foreign currency translation contributing the remaining 3.1% of the increase. The Safety Prescription Eyewear segment gross profit in the three months ended June 30, 2005 increased 0.4% to $4.6 million from $4.5 million in the three months ended June 30, 2004. The increase was primarily the result of a 3.6% improvement due to sales volume and a 3.2% reduction due to product mix. Specialty Composites' gross profit in the three months ended June 30, 2005 increased 33.3% to $7.2 million from $5.4 million in the three months ended June 30, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption. Approximately 26.9% of the increase in the Specialty Composites gross profit was due to volume increases with the remaining 6.4% of the increase due to product mix.

Operating expenses for the three months ended June 30, 2005 increased 16.6% to $37.2 million from $31.9 million for the three months ended June 30, 2004. The increase in operating expenses was primarily driven by an increase in selling and administrative, amortization expense, restructuring and research and technical partially offset by other charges, net. Selling and administrative expenses included approximately $2.1 million due to variable selling expenses such as freight, commissions, travel and marketing, $1.5 million of legal and consulting fees related to strategic alternatives such as acquisitions and debt financing and a $0.4 million increase due to foreign currency translation. In addition, in the three months ended June 30, 2004, the Company adjusted approximately $1.0 million of expenses incurred as a result of the merger due to the allocation of purchase price as required by SFAS No. 141. Selling and administrative expenses as a percentage of net sales increased to 30.1% for the three months ended June 30, 2005 as compared to 29.0% for the three months ended June 30, 2004. Amortization expense increased approximately $1.2 million due to the allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. Other charges (income), net included approximately $0.5 million favorable impact of foreign currency transaction expenses in the three months ended June 30, 2005 as compared to $1.7 million of expense in the three months ended June 30, 2004, which included approximately $1.5 million of expense to call the Company's 12.5% senior subordinated notes to effect the Merger.

Interest expense, net, for the three months ended June 30, 2005 decreased to $5.9 million from $10.3 million for the three months ended June 30, 2004. Interest expense in the three months ended June 30, 2004 included approximately $4.0 million of expense related to the write off of deferred financing fees and approximately $1.0 million of incremental interest expense related to the redemption of the 12.5% senior subordinated notes as a result of the Merger.

The provision for income taxes for the three months ended June 30, 2005 increased to $1.6 million from $1.0 million for the three months ended June 30, 2004. The 2005 estimated annual effective income tax rate was lowered to 29.5% in the three months ended June 30, 2005, which reduced the provision for income taxes by $1.6 million.

The following discussion provides a comparison of the results of operations for the successor company and that of the predecessor company for the nine months ended June 30, 2005 and 2004, respectively. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. Material variances that are caused by the different basis of accounting have been disclosed where applicable.

                              Results of Operations
                             (Dollars in Thousands)




                                                                Nine Months Ended June 30,
                                                   2005 (1)           %           2004 (1)           %
     Net sales:                                          Successor                     Predecessor
        Safety Products                          $      235,926        75.3  |  $      201,930         75.7
        Safety Prescription Eyewear                      29,706         9.5  |          30,463         11.4
        Specialty Composites                             47,805        15.2  |          34,312         12.9
                                                        -------     -------  |          -------        -----
           Total net sales                              313,437       100.0  |         266,705        100.0
     Cost of sales                                      159,757        51.0  |         157,200         58.9
                                                        -------     -------  |         -------        -----
     Gross profit                                       153,680        49.0  |         109,505         41.1
                                                        -------     -------  |         -------        -----
     Operating expenses:                                                     |
        Selling and administrative                       98,583        31.5  |          84,984         31.9
        Research and technical services                   6,665         2.1  |           5,589          2.1
        Amortization                                      3,928         1.3  |             343          0.1
        Other charges (income), net                        (200)       (0.1) |           1,184          0.4
        Restructuring                                        --          --  |          (1,091)        (0.4)
                                                        -------     -------  |         -------        -----
           Total operating expense                      108,976        34.8  |          91,009         34.1
     Operating income                                    44,704        14.2  |          18,496          6.9
     Interest expense, net                               16,785         5.3  |          21,128          7.9
                                                        -------     -------  |         -------        -----
        Income (loss) before income taxes                27,919         8.9  |          (2,632)        (1.0)
     Provision for income taxes                             358         0.1  |           3,051          1.1
                                                        -------     -------  |          -------        -----
        Net income (loss)                        $       27,561         8.8  |  $       (5,683)        (2.1)
                                                        =======       =====             =======       ======

     (1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.



     Net sales for the nine months ended June 30, 2005 increased 17.5% to $313.4 million from $266.7 million in the nine months ended June 30, 2004. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $7.0 million. The Safety Products segment net sales for the nine months ended June 30, 2005 increased 16.8% to $235.9 million from $201.9 million in the nine months ended June 30, 2004. The increase in net sales resulted from a 13.5% increase in organic growth and a 3.3% increase due to foreign currency translation. Organic sales for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, have increased for thirteen consecutive quarters, when compared to the same quarter of the prior year. The Company attributes this growth to an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the nine months ended June 30, 2005 decreased 2.5% to $29.7 million from $30.5 million for the nine months ended June 30, 2004. The decrease in net sales resulted from a 3.3% reduction in volume partially offset by 0.8% increase from foreign currency translation. Specialty Composites' net sales for the nine months ended June 30, 2005 increased 39.3% to $47.8 million from $34.3 million in nine months ended June 30, 2004. The increase was primarily driven by market share gains and an
     improving   economy   driving   volume   increases  in  the  precision
     electronics, truck, aircraft and industrial markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment, which has been experiencing positive sales trends in the last eight quarters.

     Gross profit for the nine months ended June 30, 2005  increased  40.3%
     to $153.7 million from $109.5 million for the nine months ended June 30, 2004. Gross profit in the nine months ended June 30, 2004 was negatively impacted by the non-recurring charge of $17.1 million resulting from the write-up in inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Excluding the effects of the SFAS No. 141 adjustment, gross profit as a percentage of net sales for the nine months ended June 30, 2005 was 49.0% as compared to 47.5% for the nine months ended June 30, 2004. The 150 basis point improvement in the gross profit percentage is primarily due to product mix and productivity, accounting for approximately 120 basis points, with the remainder due primarily to the impact of foreign currency translation. The Company's gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the nine months ended June 30, 2005 increased 20.9% to $119.5 million from $98.9 million in the nine months ended June 30, 2004. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company's ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. Volume and productivity improvements contributed approximately 19.8% of the increase in gross profit with foreign currency translation contributing the remaining 1.0% of the increase. The Safety Prescription Eyewear segment gross profit in the nine months ended June 30 2005 decreased 6.3% to $13.3 million from $14.2 million in the nine months ended June 30, 2004. The decrease was primarily the result of a 2.5% reduction due to a decrease in sales volume and a 3.9% reduction due to product mix. Specialty Composites' gross profit in the nine months ended June 30, 2005 increased 52.9% to $20.8 million from $13.6 million in the nine months ended June 30, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets, aided by productivity and improved manufacturing absorption. Approximately 39.3% of the increase in the Specialty Composites gross profit was due to volume increases with the remaining 14.3% of the increase due to product mix.

     Operating expenses for the nine months ended June 30, 2005 increased 19.7% to $109.0 million from $91.0 million for the nine months ended June 30, 2004. The increase in operating expenses was primarily driven by an increase in selling and administrative, amortization expense, restructuring and research and technical partially offset by other charges, net. Selling and administrative expenses included approximately $2.2 million due to performance based incentives related to the increase in sales volume, $2.0 million related to variable marketing programs and travel, $1.6 million due to foreign currency translation, $1.8 million related to freight and distribution with the remaining increase consistent with the increase in sales volume. Selling and administrative expenses as a percentage of net sales improved to 31.5% for the nine months ended June 30, 2005 as compared to 31.9% for the nine months ended June 30, 2004. Amortization expense increased approximately $3.6 million due to the allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger Agreement. The decrease in other charges, net was attributed to foreign currency transaction expenses in the nine months ended June 30, 2005 as compared to $1.2 million of expense in the nine months ended June 30, 2004, which included approximately $1.5 million of expense to call the Company's 12.5% senior subordinated notes to effect the merger. The restructuring provision adjustment of $1.1 million of income in the nine months ended June 30, 2004 was the result of a change in estimate relating to non-cancelable leases.

     Interest expense, net, for the nine months ended June 30, 2005 decreased to $16.8 million from $21.1 million for the nine months ended June 30, 2004. Interest expense in the nine months ended June 30, 2004 included approximately $4.0 million of expense related to the write off of deferred financing fees and approximately $1.0 million of incremental interest expense related to the redemption of the 12.5% senior subordinated notes as a result of the Merger.

     The provision for income taxes for the nine months ended June 30, 2005 decreased to $0.4 million from $3.1 million for the nine months ended June 30, 2004. At September 30, 2004, the Company's net operating losses were partially offset by a valuation allowance of $7.5 million. During the six month period ended March 31, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance. The reversal of the valuation allowance reduced the expected annual effective tax rate.

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

     The Company's debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes ("8.25% Notes") due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the "Senior Bank Facilities"). Since the Acquisition Date, the Company's debt has been negatively impacted by $ 0.3 million related to the fluctuation of the Euro relative to the U.S dollar as of June 30, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans were approximately $123.8 million and $126.0 million at June 30, 2005 and September 30, 2004, respectively. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2005 and September 30, 2004, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and June 30, 2005, respectively. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of June 30, 2005.

     On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, up to $35 million of cash distributions to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to AC Safety Holding Corp., its parent, to be used by AC Safety Holding Corp. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment (i) modified the amount of the incremental Term Loan commitment from $60.0 million to $75.0 million (ii) eliminated the termination date for the incremental Term Loan commitment and (iii) allowed for incremental Term Loans in Euros.

     On May 5, 2005, the Company's Board of Directors declared a cash dividend of approximately $35 million to be paid to the Company's parent, Aearo
     Corporation, the sole holder of common stock. On May 7, 2005 Aearo Corporation paid a cash dividend to AC Safety Holding Corp., the Company's ultimate parent, who used the proceeds to make a partial redemption of its preferred stock. The Company used available cash to fund the dividend.

     The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company's principal source of cash to fund these capital requirements is cash from operations. The Company spent $5.4 million and $7.8 million, respectively, for capital expenditures for the nine months ended June 30, 2005 and 2004, respectively. The Company anticipates it will spend approximately $9.5 million for capital expenditures in its fiscal year ending September 30, 2005.

     The Company's net cash provided by operating activities for the nine months ended June 30, 2005 totaled $31.5 million as compared to $22.8 million for the nine months ended June 30, 2004. The increase of $8.7 million was primarily due to a $10.9 million improvement in net income adjusted for non-cash charges (depreciation, amortization, deferred taxes and other), partially offset by a $2.2 million reduction from the net changes in assets and liabilities.

     Net cash used for investing activities was $5.3 million for the nine months ended June 30, 2005 as compared to $7.8 million for the nine months ended June 30, 2004. The decrease in net cash used by investing activities is primarily attributed to reduced spending for property, plant and equipment.

     Net cash used for financing activities for the nine months ended June 30, 2005 was $36.4 million compared with $8.8 million for the nine months ended June 30, 2004. The change is primarily due to the cash dividend paid to our Parent as mentioned above.

     The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Over the 11 year period ended September 30, 2004, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.3%. Considering this information and the potential for lower future returns, the Company selected an 8.0% rate of return on plan asset assumption. Actual asset returns for the Company's pension plan improved in the last two fiscal years after two years of negative returns. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on annual pension expense. The discount rate was also unchanged at 6.0% for the year ended September 30, 2004. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.1 million impact on annual pension expense.

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

     In fiscal 2003 and 2004, the Company settled 259 claims in which it was named as a defendant for an average settlement amount of $24.36 in silica claims and $83.24 in asbestos claims, while an additional 200 claims were dismissed without any payment (43.6% of cases closed), because the Company was not a proper defendant or did not make the product in question. As of September 30, 2004, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 11,087 and 4,282, respectively. For the nine months ended June 30, 2005, the increases in number of claims where the Company was named as a defendant in silica and asbestos related matters was 2,122 and 1,010 respectively. The 1,010 new asbestos claims include 114 claims that allege exposure from clothing, which the Company never manufactured. One claim was settled for $17.85 where the Company was named as a defendant in silica related matters during the nine months ended June 30, 2005. No claims were settled where the Company was named as a defendant in asbestos related matters during the nine months ended June 30, 2005. As of June 30, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,739 and 4,095, respectively.

     In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that Aearo has some risk of legal liability as a successor ("Additional Claims"). During the nine months ended June 30, 2005, Aearo paid a total of $1.67 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which Aearo was named as a defendant and Additional Claims. During the period October 1, 2004 to June 30, 2005 Aearo paid a total of $164.72 for three additional claims that were settled during that time period and paid a total of $0.4 million for administrative and defense costs involving both claims in which Aearo was named as a defendant and Additional Claims. In addition, Aearo may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against Aearo.

     The above information was based on data provided by Simon Peragine Smith, an outside law firm which tracks numbers of cases and settlements on behalf of the "AO Defense Group", and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the "AO Safety" brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also, between October 1, 2004 and June 30, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of Aearo.

     At June 30, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $4.6 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.8 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004 is primarily attributed to the payment of $1.67 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over the prior two year time period. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2009 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

     Contractual Obligations

     The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of June 30, 2005:



                                            (1)                            2010 and
                                           2005     2006-2007   2008-2009    after       Total


     Capital lease obligations           $       88 $      705  $      368 $       32  $    1,193
     Operating lease obligations                905      5,711       4,972      5,434      17,022
     Mortgage obligations                        90      2,048          --         --       2,138
     Purchase obligations                     1,021      6,680       6,402         --      14,103
     Respiratory commitment                     100        800         800        800       2,500
     Long term debt                           5,626     43,403      43,173    320,028     412,230
                                             ------    -------      ------    -------     -------
     Total                               $    7,830 $   59,347  $   55,715 $  326,294  $  449,186
                                             ======     ======      ======    =======     =======

     1) Amounts presented in the current fiscal year represent remaining payments for the fiscal year.

     The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.7 million for taxes worldwide in fiscal 2004 and does not anticipate significant changes to its tax obligations in the future. The Company has approximately $1.6 million of letters of credit outstanding as of June 30, 2005 and does not anticipate significant changes to its outstanding letters of credit in the future.

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

     To mitigate the effects of changes in foreign currency rates on results of operations and cash flows, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. In order to implement the transaction hedging program, the Company utilizes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a gain of approximately $ 0.3 million and $ 0.1 million for the three and nine month periods ended June 30, 2005, respectively, compared to net loss of $ 0.3 million and $
     0.6 million, respectively for the three and nine month periods ended June 30, 2004. In regard to its cash flow hedging program, the Company complies with SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. During the three month period ended June 30, 2005, the Company entered into three new forward foreign currency contract derivatives that protect the Company against exchange rate movement during fiscal 2006. As result of the new forward currency contracts, the Company has recorded a derivative payable of $0.4 million at June 30, 2005. For the three and nine month periods ended June 30, 2004, the Company reclassified into earnings net losses of $0 million and $0.5 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. In addition, the Company limits the foreign exchange impact on the balance sheet with debt denominated in Euros.

     Interest Rates

     The Company is exposed to market risk from changes in interest rates. The Company, from time to time, will utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

     The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, fair value adjustments were charged directly to other charges (income), net. There was a $0.1 million impact on earnings for the nine-month period ending June 30, 2004.

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

     Item 4.      Controls and Procedures

     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2005, and have determined that such disclosure controls and procedures are effective.

     There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

     Item 6.      Exhibits

(a)      Exhibits
         See Index of Exhibits on page 41 hereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  August 15, 2005    AEARO COMPANY I


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