Form 10-Q/A
period 2005-03-31
Aearo CO I
filed 2005-11-22
CIK 1290498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                        Commission file number 333-116676

                                 AEARO COMPANY I

             (Exact name of registrant as specified in its charter)



          Delaware                                       13-3840356
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

        5457 West 79th Street                                46268
        Indianapolis, Indiana                              (Zip Code)
(Address of principal executive offices)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ---      ---

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 9, 2005 was 100.

Explanatory Note


We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 for the purpose of amending and restating
Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of March 31, 2005 and for the three and six months ended March 31, 2005. The restatement relates to the correction of four errors of the final purchase accounting adjustments to deferred income taxes and to the valuation allowance on deferred tax assets. Our revenue, cash provided by operating activities and operating income were not affected by the restatement.

First, an entry was recorded based on an analysis that contained a mathematical error. The correction for the mathematical error is a reduction of goodwill and deferred tax liabilities by $1.8 million. Second, deferred tax assets were recorded during the quarter based on estimates of the taxable loss for fiscal year 2004 rather than actual information. Once the 2004 pre and post merger short period tax returns were filed, the deferred tax assets required a correction to reflect actual net operating losses. The correction for the pre-merger 2004 net operating loss of $2.0 million is recorded as a reduction to goodwill and a corresponding reduction to deferred tax liability and the correction for the post-merger 2004 net operating loss of $2.7 million is recorded as an income tax benefit and a corresponding reduction of deferred tax liability. Third, a deferred tax asset of $2.6 million related to carryover tax basis in goodwill was recognized as the Company finalized the purchase accounting treatment of the merger. Under Statement of Accounting Standards No. 109, Accounting for Income Taxes, no deferred taxes should have been recognized. As such, goodwill and deferred tax liabilities have each been increased by $2.6 million. Fourth, during the quarter ended March 31, 2005, the $7.5 million valuation allowance on deferred tax assets was reversed as an income tax benefit. The amount should have been recorded as a reduction to goodwill because it was a preacquisition contingency, as such, the Company recorded a reduction to goodwill of $7.5 million and a corresponding increase to income tax expense. The net effect of these items on the balance sheet was a reduction of goodwill of $8.8 million, a reduction of deferred income tax liability of $3.9 million and a reduction in accumulated deficit of $4.9 million. These items are further discussed in Note 12 to the restated condensed consolidated financial statements included herein.

We have also updated Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement, and Item 4 of Part I, Controls and Procedures. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes for the effects of the restatement, no other information in this Amendment No. 1 has been updated to reflect any subsequent information of events since the original filing of this Form 10-Q on May 9, 2005. For the convenience of the reader, the Quarterly Report has been restated in its entirety.

                                 AEARO COMPANY I
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended March 31, 2005

PART I-FINANCIAL INFORMATION.......................................................................................4

Item 1. Financial Statements (Restated)............................................................................4

Condensed Consolidated Balance Sheets - Assets.....................................................................4
Condensed Consolidated Balance Sheets - Liabilities and Stockholder's Equity.......................................5
Condensed Consolidated Statements of Operations....................................................................6
Condensed Consolidated Statement of Stockholder's Equity...........................................................7
Condensed Consolidated Statements of Cash Flows....................................................................8
Notes to Condensed Consolidated Financial Statements...............................................................9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations................................................................................................27

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................38

Item 4. Controls and Procedures...................................................................................40

PART II - OTHER INFORMATION.......................................................................................41

Item 6. Exhibits and Reports on Form 8-K..........................................................................41

SIGNATURES........................................................................................................42

EXHIBIT INDEX.....................................................................................................43

Part I-Financial Information

     ITEM 1. FINANCIAL STATEMENTS




                        AEARO COMPANY I AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           MARCH 31,
                                                                                             2005
                                                                                         (AS RESTATED,           SEPTEMBER 30,
                                                                                         SEE NOTE 12)                2004
                                                                                      -----------------         ----------------


CURRENT ASSETS:
  Cash and cash equivalents                                                                $    40,947             $   27,724
  Accounts receivable (net of allowance for doubtful accounts of
  $1,439 and $1,358, respectively)                                                              56,497                 54,159
  Inventories                                                                                   40,913                 40,849
  Deferred and prepaid expenses                                                                  6,603                  4,146
                                                                                           ------------            ----------
      Total current assets                                                                      144,960               126,878
                                                                                           ------------            ----------

LONG TERM ASSETS:
  Property, plant and equipment, net                                                             53,213                54,750
  Goodwill, net                                                                                 111,927               133,745
  Other intangible assets, net                                                                  183,321               185,855
  Other assets                                                                                   15,235                15,144
                                                                                           ------------            ----------
      Total assets                                                                         $    508,656            $  516,372
                                                                                           ============            ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDER'S EQUITY
             (In Thousands, Except for Per Share and Share Amounts)

                                   (Unaudited)



                                                                                     MARCH 31,           SEPTEMBER 30,
                                                                                       2005                   2004
                                                                                   (AS RESTATED,
                                                                                   SEE NOTE 12)
                                                                                  ---------------       ---------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                                  $   1,656              $   1,639
   Accounts payable and accrued liabilities                                              47,612                 46,730
   Accrued interest                                                                       6,679                  6,996
   Accrued income taxes                                                                   2,179                  1,648
                                                                                      ---------              ---------
         Total current liabilities                                                       58,126                 57,013
                                                                                      ---------              ---------

LONG TERM LIABILITIES:
   Long-term debt                                                                       304,044                302,842
   Deferred income taxes                                                                 36,179                 59,699
   Other liabilities                                                                     14,794                 14,726
                                                                                      ---------              ---------
         Total liabilities                                                              413,143                434,280
                                                                                      ---------              ---------


STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value-
    Authorized--100 shares
    Issued and outstanding--100 shares                                                       --                     --
   Additional paid in capital                                                           101,630                101,610
   Accumulated deficit                                                                   (7,186)               (19,415)
   Accumulated other comprehensive income (loss)                                          1,069                   (103)
                                                                                      ---------              ---------
         Total stockholder's equity                                                      95,513                 82,092
                                                                                      ---------              ---------

         Total liabilities and stockholder's equity                                   $ 508,656              $ 516,372
                                                                                      =========              =========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)




                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    MARCH 31,                          MARCH 31,
                                         ------------------------------     ------------------------------
                                              2005              2004            2005              2004
                                         -------------      -----------     ------------       -----------
                                           SUCCESSOR                          SUCCESSOR
                                          AS RESTATED,                      (AS RESTATED,
                                         (SEE NOTE 12)      PREDECESSOR     SEE NOTE 12)       PREDECESSOR
                                         -------------      -----------     ------------       -----------
Net sales                                   $ 104,478         $  90,378       $ 200,239          $ 169,579

Cost of sales                                  52,928            47,280         101,633             89,056
                                            ---------         ---------       ---------          ---------

   Gross profit                                51,550            43,098          98,606             80,523

Selling and administrative                     32,680            29,364          64,411             56,835

Research and technical services                 2,211             1,883           4,431              3,623

Amortization                                    1,297               134           2,615                242

Other (income) charges, net                       380               535             312               (506)

Restructuring                                      --            (1,091)             --             (1,091)
                                            ---------         ---------       ---------          ---------

   Operating income                            14,982            12,273          26,837             21,420

Interest expense, net                           5,688             5,370          10,929             10,836
                                            ---------         ---------       ---------          ---------

   Income before provision for income
   taxes                                        9,294             6,903          15,908             10,584

Provision for income taxes                      2,083             1,229           3,679              2,020
                                            ---------         ---------       ---------          ---------

   Net income                               $   7,211         $   5,674       $  12,229          $   8,564
                                            ---------         ---------       ---------          ---------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                                   Accumulated
                                                        Additional   Retained         Other
                                                          Paid       Earnings/     Comprehensive                 Comprehensive
                                        Common             In      (Accumulated       Income                        Income
PREDECESSOR                          Shares  Amount      Capital      Deficit)        (Loss)         Total          (Loss)
-----------                         ------- --------    ---------- -----------     -------------    ---------    -------------
Balance, October 1, 2003               100   $    -      $ 32,531   $  7,713         $ (6,786)     $ 33,458


  Net income                             -        -             -      8,564                -         8,564         $  8,564
  Foreign currency translation
    adjustment                                                                          1,688         1,688            1,688
  Net minimum pension liability
    adjustment                                                                              4             4                4
                                                                                                                    --------
         Comprehensive income                                                                                       $ 10,256
                                                                                                                    ========

                                    ------   ------      --------   --------         --------      --------
Balance, March 31, 2004                100   $    -      $ 32,531   $ 16,277         $ (5,094)     $ 43,714
                                    ======   ======      ========   ========         ========      ========


----------------------------------------------------------------------------------------------------------------------------
  SUCCESSOR
  ---------

  Capital contribution                 100   $    -      $101,610   $      -         $             $101,610
  Net loss                               -        -             -     (5,110)               -        (5,110)        $ (5,110)
  Foreign currency translation
   adjustment                            -        -             -          -             (103)         (103)            (103)
  Dividend to parent for
   repayment of debt                                                 (14,305)               -       (14,305)               -
                                                                                                                    --------
  Comprehensive loss                     -        -             -          -                -                       $ (5,213)
                                    ------   ------      --------   --------         --------      --------         ========
Balance, September 30, 2004            100                101,610    (19,415)            (103)       82,092
                                    ------   ------      --------   --------         --------      --------


  Net income, as restated, see
   note 12                               -        -             -     12,229                -        12,229         $ 12,229
  Foreign currency translation
   adjustment                            -        -             -          -            1,172         1,172            1,172
  Vesting of restricted stock            -        -            20                           -            20                -
                                                                                                                    --------
  Comprehensive income, as
   restated, see note 12                 -        -             -          -                -             -         $ 13,401
                                    ------   ------      --------   --------         --------      --------         ========
Balance, March 31, 2005, as
restated, see note 12                  100   $    -      $101,630   $ (7,186)        $  1,069      $ 95,513
                                    ======   ======      ========   ========         ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                          2005           2004
                                                                     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   SUCCESSOR
                                                                      (AS RESTATED,
                                                                      SEE NOTE 12)    PREDECESSOR
                                                                      ------------    -----------
Net income                                                             $     12,229   $      8,564
Adjustments to reconcile net income to cash provided by operating activities-
   Depreciation                                                               5,006          5,931
   Amortization of intangible assets                                          2,615          2,283
   Amortization of deferred financing costs                                     721            (15)
   Deferred income taxes                                                        824             --
   Stock based compensation                                                      20
   Restructuring                                                                 --         (1,091)
   Loss on disposal of assets                                                    61            682
   Changes in assets and liabilities-
      Accounts receivable                                                    (1,556)        (1,113)
      Inventories                                                               326         (3,464)
      Income taxes payable                                                      430         (1,453)
      Interest payable                                                         (317)           270
      Accounts payable and accrued liabilities                               (2,118)        (3,491)
      Prepaid expenses and other assets                                        (764)           633
      Other liabilities                                                         (91)         1,299
                                                                       -------------  ------------
       Net cash provided by operating activities                             17,386          9,035
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (3,189)        (5,006)
   Proceeds provided by disposals of property, plant and equipment               23             12
                                                                       ------------   ------------
       Net cash used for investing activities                                (3,166)        (4,994)
                                                                       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                  --          3,950
   Repayment of term loans                                                     (647)        (8,949)
   Repayment of capital lease obligations                                      (132)          (122)
   Repayment of long-term debt                                                 (248)          (119)
                                                                       -------------  -------------

       Net cash used for financing activities                                (1,027)        (5,240)
                                                                       -------------  -------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                             30           (789)
                                                                       ------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,223         (1,988)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               27,724          7,301
                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     40,947   $      5,313
                                                                       ============   ============

CASH PAID FOR:
   Interest                                                            $     10,969   $      8,862
                                                                       ============   ============
   Income taxes                                                        $      2,718   $      3,254
                                                                       ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

     Approximately $87.0 million of proceeds from the Merger was distributed to Parent and used to pay the shareholders of the Parent to effect the merger transaction. An additional $14.3 million distributed to Parent was used to pay the outstanding debt of the Parent as of April 7, 2004.

     The Merger was a business combination under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the purchase price paid for Parent reflects the push down of 100% of the purchase price resulting from the Merger. Accordingly, the results of operations subsequent to the Acquisition Date are presented on a different basis of accounting than the results of operations prior to the Acquisition Date, and, therefore are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004. The periods prior to April 7, 2004, are referred to as predecessor financial statements and the periods after April 7, 2004, are referred to as successor financial statements.

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

     Working capital                                        $  82,247
     Fixed assets                                              55,139
     Other assets and liabilities                              16,073
     Deferred tax liabilities                                 (41,384)
     Finite lived intangible assets                            74,104
     Indefinite lived intangible assets                       114,300
     Goodwill                                                 108,865
                                                            ---------
     Purchase price                                         $ 409,344
                                                            =========

     Of the goodwill resulting from the Merger, $6.8 million is deductible for tax purposes as a result of carryover tax basis and the remaining amount is not deductible for income tax purposes.

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

     Goodwill and Other Intangibles. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of intangibles assets as of September 30, 2004 and March 31, 2005 (dollars in thousands):



                                             GROSS        ACCUMULATED
     SEPTEMBER 30, 2004                     AMOUNT        AMORTIZATION    ADDITIONS  CARRYING AMOUNT
     ------------------                     ------        ------------    ---------  ---------------

     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (2,433)          --       70,567
     Patents                                      719              (122)          82          679
     Other                                        385               (76)          --          309
                                         ------------   ----------------  ----------  -----------
     Total Intangibles                   $    188,404   $        (2,631)  $       82  $   185,855
                                         ============   ================  ==========  ===========

                                             GROSS        ACCUMULATED
     MARCH 31, 2005                         AMOUNT        AMORTIZATION    ADDITIONS  CARRYING AMOUNT
     ---------------                        ------        ------------    ---------  ---------------

     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (4,867)          --       68,133
     Patents                                      842              (245)          41          638
     Other                                        385              (135)          --          250
                                         ------------   ----------------  ----------  -----------
     Total Intangibles                   $    188,527   $        (5,247)  $       41  $   183,321
                                         ============   ================  ==========  ===========



     ESTIMATE OF AGGREGATE AMORTIZATION EXPENSE:


                  Year ending September 30, 2005                  $ 5,230
                  Year ending September 30, 2006                    5,225
                  Year ending September 30, 2007                    5,114
                  Year ending September 30, 2008                    4,904
                  Year ending September 30, 2009                    4,913

     The following presents the allocation of goodwill resulting from the Merger and the changes in the carrying amount of goodwill for the six months ended March 31, 2005 (dollars in thousands):


                                                                   SIX MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                      2005
                                                                   ------------
     Beginning balance                                             $   133,745
     Allocation adjustment                                             (16,733)
     Reversal of valuation allowance                                    (7,549)
     Translation adjustment                                              2,464
                                                                   -----------
     Ending balance                                                 $  111,927
                                                                   -==========


     The allocation adjustment in the six months ended March 31, 2005, reflects the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax basis of those assets as a result of finalizing the tax bases of certain assets.

     Stock-based Compensation. The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to or above the price of the underlying common stock on the grant date. The Company recognizes compensation expense related to restricted stock awards and amortizes the expense over the vesting period based on the estimated fair value of the stock at the date of grant.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (dollars in thousands):



                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               MARCH 31,                   MARCH 31,
                                                          2005          2004          2005          2004
                                                          ----          ----          ----          ----
                                                      SUCCESSOR     PREDECESSOR    SUCCESSOR     PREDECESSOR
     Net income as reported                           $  7,211     $     5,674   $   12,229    $     8,564
       Stock based compensation expense recorded
       under APB No. 25, net of tax                         --              --           --             --
       Stock-based compensation expense
       determined under the fair value method,
       net of tax                                          (20)            (34)         (51)           (67)
                                                      --------     -----------   ----------    -----------
     Proforma net income                              $  7,191     $     5,640   $   12,178    $     8,497
                                                      ========     ===========   ==========    ===========


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

     The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on the derivatives are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.1 million and $0.2 million for the three and six months period ending March 31, 2005, respectively, compared to net loss of $0.2 million and $0.4 million, respectively for the three and six months ended, March 31, 2004, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB enacted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company on October 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is in the process of evaluating the impact of SFAS 123R on its financial position and results of operations.


4)   OTHER COMPREHENSIVE INCOME

     The following table presents the reclassification amounts related to unrealized holding gains and losses presented in the statement of stockholder's equity for the three and six month periods ended March 31, 2005 and 2004, respectively (dollars in thousands):



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                                      2005          2004          2005          2004
                                                      ----          ----          ----          ----
                                                    SUCCESSOR   PREDECESSOR    SUCCESSOR     PREDECESSOR
     Unrealized holding losses on derivatives
        during the period                           $     --     $      (390)  $       --    $      (522)
       Less:  reclassification adjustment for
       gains (losses) included in the statement
       of operations                                      --            (390)                       (522)
                                                    --------     ------------  ----------    ------------
     Total other comprehensive income               $     --     $        --   $       --    $        --
                                                    ========     ===========   ==========    ===========

5)   INVENTORIES

     Inventories consisted of the following (dollars in thousands):



                                                             MARCH 31,               SEPTEMBER 30,
                                                                2005                      2004
                                                         -------------------       -------------------


     Raw materials                                       $        10,105           $      9,302
     Work in process                                               9,130                 12,087
     Finished goods                                               21,678                 19,460
                                                         -------------------       -------------------
                                                         $        40,913           $     40,849
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

     In addition to the above claims, Aearo may agree to pay a share of the settlement and defense costs in particular cases even though the company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that Aearo has some risk of legal liability as a successor ("additional claims"). During the six months ended March 31, 2005, Aearo paid a total of $1.67 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which Aearo was named as a defendant and additional claims. During the period October 1, 2004 to March 31, 2005 Aearo paid a total of one hundred dollars for one additional claim that was settled during that time period. In addition, Aearo may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether any claim was made against Aearo.

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

     NET SALES BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS):





                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    MARCH 31,                      MARCH 31,
                                             -------------------------     --------------------------
                                                2005           2004           2005            2004
                                             SUCCESSOR     PREDECESSOR     SUCCESSOR      PREDECESSOR
                                             ---------     -----------     ---------      -----------

     Safety Products                        $     78,612    $    68,184   $    149,765    $   127,964
     Safety Prescription Eyewear                  10,239         10,873         19,213         20,337
     Specialty Composites                         15,627         11,321         31,261         21,278
                                            ------------    -----------   ------------    -----------
     Total                                  $    104,478    $    90,378   $    200,239    $   169,579
                                            ============    ===========   ============    ===========



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

     PROFIT (LOSS) BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME BEFORE INCOME TAXES (DOLLARS IN THOUSANDS):




                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,
                                                 -------------------------     -------------------------
                                                   2005           2004           2005           2004
                                                 SUCCESSOR     PREDECESSOR     SUCCESSOR     PREDECESSOR
                                                 ---------     -----------     ---------     -----------

     Safety Products                            $     15,634   $      12,474  $     27,848   $     23,704
     Safety Prescription Eyewear                         (16)            157          (341)           (57)
     Specialty Composites                              3,090           1,687         6,951          2,855
                                                ------------   -------------  ------------   ------------
     Segment profit                                   18,708          14,318        34,458         26,502

     Depreciation                                      2,429           3,002         5,006          5,931
     Amortization of intangibles                       1,297             134         2,615            242
     Restructuring                                        --          (1,091)           --         (1,091)
     Interest                                          5,688           5,370        10,929         10,836
                                                ------------   -------------  ------------   ------------
     Income before income taxes                 $      9,294   $       6,903  $     15,908   $     10,584
                                                ============   =============  ============   ============

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



9)   PENSION

     The following table presents the components of net periodic pension cost for the three and six month periods ended March 31, 2005 and 2004 (dollars in thousands):




                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                               -------------------------      --------------------------
                                                  2005           2004           2005            2004
                                               SUCCESSOR     PREDECESSOR      SUCCESSOR      PREDECESSOR
                                               ---------     -----------      ---------      -----------

     Service cost                             $        364    $       335   $        725     $       670
     Interest cost                                     206            186            412             371
     Expected return on plan assets                   (184)          (166)          (368)           (332)
     Amortization of prior service cost                 --              2             --               5
                                              ------------    -----------   ------------     -----------
     Total                                    $        386    $       357   $        769     $       714
                                              ============    ===========   ============     ===========



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

     CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
     SIX MONTHS ENDED MARCH 31, 2005
     (AS RESTATED, SEE NOTE 12)



                                                                           SUCCESSOR
                                               --------------------------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------

     Net sales.................................  $148,332    $     --      $ 73,602      $ (21,695)      $ 200,239
     Cost of sales.............................    83,479          --        39,797        (21,643)        101,633
                                                 --------    --------      --------      ----------      ---------
       Gross profit............................    64,853          --        33,805            (52)         98,606

     Selling and administrative................    46,215       2,527        15,669             --          64,411
     Research and technical services...........     2,785          --         1,646             --           4,431
     Amortization..............................     1,851         124           640             --           2,615
     Other charges (income), net...............     8,552     (13,364)        5,124             --             312
                                                 --------    ---------     --------      ---------       ---------
        Operating income (loss)................     5,450      10,713        10,726            (52)         26,837
     Interest expense (income).................    10,687      (1,641)        1,883             --          10,929
                                                 --------    ---------     --------      ---------       ---------
     Income (loss) before taxes................    (5,237)     12,354         8,843            (52)         15,908
     Income tax provision (benefit)............    (4,781)      5,092         3,368             --           3,679
     Equity in subsidiaries' earnings..........    12,737       5,475                      (18,212)             --
                                                 --------    --------      --------      ----------      ---------
        Net income.............................  $ 12,281    $ 12,737      $  5,475      $ (18,264)      $  12,229
                                                 ========    ========      ========      ==========      =========

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED MARCH 31, 2004



                                                                             PREDECESSOR
                                               -------------------------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------

     Net sales.................................  $122,913    $     --      $ 65,030      $ (18,364)      $ 169,579
     Cost of sales.............................    71,142          --        36,348        (18,434)         89,056
                                                 --------    --------      --------      ----------      ---------
       Gross profit............................    51,771          --        28,682             70          80,523

     Selling and administrative................    42,612         674        13,549             --          56,835
     Research and technical services...........     2,351          --         1,272             --           3,623
     Amortization..............................       168          74            --             --             242
     Other charges (income), net...............     6,815     (12,283)        4,962             --            (506)
     Restructuring charges (income)............    (1,091)         --            --             --          (1,091)
                                                 ---------   --------      --------      ---------       ----------
        Operating income.......................       916      11,535         8,899             70          21,420
     Interest expense (income), net............    10,117        (983)        1,702             --          10,836
                                                 --------    ---------     --------      ---------       ---------
     Income (loss) before taxes................    (9,201)     12,518         7,197             70          10,584
     Income tax provision (benefit)............    (4,642)      5,022         1,640             --           2,020
     Equity in subsidiaries' earnings..........    13,053       5,557                      (18,610)             --
                                                 --------    --------      --------      ----------      ---------
        Net income.............................  $  8,494    $ 13,053      $  5,557      $ (18,540)      $   8,564
                                                 ========    ========      ========      ==========      =========


CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
(AS RESTATED, SEE NOTE 12)




                                                                            SUCCESSOR
                                               --------------------------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------

     Net sales.................................  $ 76,633    $     --      $ 38,558      $ (10,713)      $ 104,478
     Cost of Sales.............................    43,045          --        20,552        (10,669)         52,928
                                                 --------    --------      --------      ----------      ---------
        Gross profit...........................    33,588          --        18,006            (44)         51,550

     Selling and administrative................    24,437         127         8,116             --          32,680
     Research and technical services...........     1,442          --           769             --           2,211
     Amortization..............................       917          60           320             --           1,297
     Other charges (income), net...............     4,573      (6,905)        2,712             --             380
                                                 --------    ---------     --------      ---------       ---------
        Operating income.......................     2,219       6,718         6,089            (44)         14,982
     Interest expense (income).................     5,569      (1,294)        1,413             --           5,688
                                                 --------    ---------     --------      ---------       ---------
     Income (loss) before taxes................    (3,350)      8,012         4,676            (44)          9,294
     Income tax provision (benefit)............    (3,003)      3,049         2,037             --           2,083
     Equity in subsidiaries' earnings..........     7,602       2,639                      (10,241)             --
                                                 --------    --------      --------      ----------      ---------
        Net income.............................  $  7,255    $  7,602      $  2,639      $ (10,285)      $   7,211
                                                 ========    ========      ========      ==========      =========

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004

                                                                           PREDECESSOR
                                               --------------------------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------

     Net sales.................................  $ 64,726    $     --      $ 34,388      $  (8,736)      $  90,378
     Cost of sales.............................    37,627          --        18,507         (8,854)         47,280
                                                 --------    --------      --------      ----------      ---------
       Gross profit............................    27,099          --        15,881            118          43,098

     Selling and administrative................    22,075         445         6,844             --          29,364
     Research and technical services...........     1,195          --           688             --           1,883
     Amortization..............................        84          50            --             --             134
     Other charges (income), net...............     3,728      (5,718)        2,525             --             535
     Restructuring charges (income)............    (1,091)         --            --             --          (1,091)
                                                 --------    --------      --------      ---------       ---------
        Operating income.......................     1,108       5,223         5,824            118          12,273
     Interest expense (income), net............     4,988        (448)          830             --           5,370
                                                 --------    --------      --------      ---------       ---------
     Income (loss) before taxes................    (3,880)      5,671         4,994            118           6,903
     Income tax provision (benefit)............    (1,893)      2,078         1,044             --           1,229
     Equity in subsidiaries' earnings..........     7,543       3,950                      (11,493)             --
                                                 --------    --------      --------      ----------      ---------
        Net income.............................  $  5,556    $  7,543      $  3,950      $ (11,375)      $   5,674
                                                 ========    ========      ========      ==========      =========

CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2005
(AS RESTATED, SEE NOTE 12)





                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------

     Current Assets:
        Cash and cash equivalents..............  $ 32,803    $    191      $  7,953      $      --       $  40,947
        Receivables, net.......................    36,942          --        19,555             --          56,497
        Inventories............................    29,778          --        11,496           (361)         40,913
        Deferred and prepaid expenses..........     5,330          --         1,273             --           6,603
                                                 --------    --------      --------      ---------       ---------
     Total current assets......................   104,853         191        40,277           (361)        144,960
                                                 --------    --------      --------      ----------      ---------

     Long Term Assets:
        Property plant and equipment...........    38,214          --        14,999             --          53,213
        Goodwill and other intangibles, net....    82,358     122,273        90,617             --         295,248
        Inter-company receivables (payables)...   (52,476)     95,877       (43,401)            --              --
        Investment in subsidiaries ............   247,066      67,292          (734)      (313,624)             --
        Other assets...........................    15,224          --            11             --          15,235
                                                 --------    --------      --------      ---------       ---------
     Total assets..............................  $435,239    $285,633      $101,769      $(313,985)      $ 508,656
                                                 ========    ========      ========      ==========      =========

     Current Liabilities:
        Current portion of long-term debt......  $  1,656    $     --      $     --      $      --       $   1,656
        Accounts payable and accrued
        liabilities............................    33,347         333        13,932             --          47,612
        Accrued interest.......................     6,679          --            --             --           6,679
        Income tax payables (receivables)......     2,451      (2,482)        2,210                          2,179
                                                 --------    ---------     --------      ---------       ---------
     Total current liabilities.................    44,133      (2,149)       16,142             --          58,126
                                                 --------    ---------     --------      ---------       ---------

     Long Term Liabilities:
        Long-term debt.........................   304,044          --            --             --         304,044
        Deferred income taxes..................      (919)     23,860        13,238             --          36,179
        Other liabilities......................    14,794          --            --             --          14,794
                                                 --------    --------      --------      ---------       ---------
     Total liabilities.........................   362,052      21,711        29,380             --         413,143
                                                 --------    --------        ------      ---------       ---------

     Stockholder's Equity:
        Common stock...........................        --          --         4,222         (4,222)             --
        Additional paid in capital.............   101,630     267,796        41,765       (309,561)        101,630
        Accumulated deficit....................   (25,282)     (8,961)       31,643         (4,586)         (7,186)
        Accumulated other comprehensive income
        (loss).................................    (3,161)      5,087        (5,241)         4,384           1,069
                                                 ---------   --------      ---------     ---------       ---------
     Total stockholder's equity................    73,187     263,922        72,389       (313,985)         95,513
                                                 --------    --------      --------      ----------      ---------
     Total liabilities and stockholder's equity  $435,239    $285,633      $101,769      $(313,985)      $ 508,656
                                                 ========    ========      ========      ==========      =========

CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2004


                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------  ------------  ------------   ------------   ------------
     Current Assets:
        Cash and cash equivalents..............  $ 18,309    $    140      $  9,275      $      --       $  27,724
        Receivables, net.......................    34,823          --        19,336             --          54,159
        Inventories............................    29,956          --        11,202           (309)         40,849
        Deferred and prepaid expenses..........     3,014          --         1,132             --           4,146
                                                 --------    --------      --------      ---------       ---------
     Total current assets......................    86,102         140        40,945           (309)        126,878
                                                 --------    --------      --------      ----------      ---------

     Long Term Assets:
        Property plant and equipment...........    40,040          --        14,710             --          54,750
        Goodwill and other intangibles, net....   134,567     131,786        53,247             --         319,600
        Inter-company receivables (payables)...    64,478     (12,147)      (52,331)            --              --
        Investment in subsidiaries ............   154,350      40,981          (713)      (194,618)             --
        Other assets...........................    15,133          --            11             --          15,144
                                                 --------    --------      --------      ---------       ---------
     Total Assets..............................  $494,670    $160,760      $ 55,869      $(194,927)      $ 516,372
                                                 ========    ========      ========      ==========      =========

     Current Liabilities:
        Current portion of long-term debt......  $  1,618    $     --      $     21      $      --       $   1,639
        Accounts payable and accrued
        liabilities............................    32,623         577        13,530             --          46,730
        Accrued interest.......................     6,996          --            --             --           6,996
        Income tax payables (receivables)......     2,324      (2,317)        1,641             --           1,648
                                                 --------    ---------     --------      ---------       ---------
     Total current liabilities.................    43,561      (1,740)       15,192             --          57,013
                                                 --------    ---------     --------      ---------       ---------

     Long Term Liabilities:
        Long-term debt.........................   302,662          --           180             --         302,842
        Deferred income taxes..................    58,073          --         1,626             --          59,699
        Other liabilities......................    14,726          --            --             --          14,726
                                                 --------    --------      --------      ---------       ---------
     Total liabilities.........................   419,022      (1,740)       16,998             --         434,280
                                                 --------    ---------       ------      ---------       ---------

     Stockholder's Equity:
        Common stock...........................        --          --         7,396         (7,396)             --
        Additional paid in capital.............   101,610     167,519        12,280       (179,799)        101,610
        Accumulated deficit....................   (24,824)     (8,664)       26,168        (12,095)        (19,415)
        Accumulated other comprehensive income
        (loss).................................    (1,138)      3,645        (6,973)         4,363            (103)
                                                 ---------   --------      ---------     ---------       ----------
     Total stockholder's equity................    75,648     162,500        38,871       (194,927)         82,092
                                                 --------    --------      --------      ----------      ---------
     Total liabilities and stockholder's equity  $494,670    $160,760      $ 55,869      $(194,927)      $ 516,372
                                                 ========    ========      ========      ==========      =========

     CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
     SIX MONTHS ENDED MARCH 31, 2005

                                                                    SUCCESSOR
                                                ---------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                ---------  ------------  ------------  ------------

     Net cash provided by operating activities.  $  9,516    $  6,169    $  1,701      $  17,386

     Net cash used for investing activities....    (1,978)         --      (1,188)        (3,166)

     Net cash provided by (used for) financing
        activities.............................     6,734      (7,560)       (201)        (1,027)

     Effect of exchange rate on cash and cash
        equivalents............................       222       1,442      (1,634)            30
                                                 --------    --------    ---------     ---------
     Increase (decrease) in cash and cash
        equivalents............................    14,494          51      (1,322)        13,223

     Cash and cash equivalents at the
        beginning of the period................    18,309         140       9,275         27,724
                                                 --------    --------    --------      ---------

     Cash and cash equivalents at the end of
        the period.............................  $ 32,803    $    191    $  7,953      $  40,947
                                                 ========    ========    ========      =========

     CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
     SIX MONTHS ENDED MARCH 31, 2004

                                                                     PREDECESSOR
                                                ---------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                ---------  ------------  ------------  ------------
     Net cash provided by (used for) operating
        activities.............................  $ (1,359)   $  6,407    $  3,987      $   9,035

     Net cash used for investing activities....    (3,326)         --      (1,668)        (4,994)

     Net cash provided by (used for) financing
        activities.............................     3,255      (6,840)     (1,655)        (5,240)

     Effect of exchange rate on cash and cash
        equivalents............................       779         978      (2,546)          (789)
                                                 --------    --------    ---------     ----------
     Increase (decrease) in cash and cash
        equivalents............................      (651)        545      (1,882)        (1,988)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551          7,301
                                                 --------    --------    --------      ---------

     Cash and cash equivalents at the end of
        the period.............................  $    893    $    751    $  3,669      $   5,313
                                                  =======     =======     =======       ========

12)  RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six month periods ended March 31, 2005, the Company's management determined that the tax effects of the Merger were accounted for incorrectly, as follows: a the valuation allowance that was recorded as an income tax benefit and should have been recorded as a reduction of goodwill, a mathematical error in the deferred tax calculation, pre and post Merger net operating loss carryforwards were not properly adjusted to reflect actual 2004 taxable loss amounts from income tax returns filed during the quarter, and deferred tax asset and goodwill for carryover tax basis goodwill was incorrect. As a result the accompanying condensed consolidated financial statements have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             MARCH 31, 2005                         MARCH 31, 2005
                                   AS PREVIOUSLY                            AS PREVIOUSLY
                                      REPORTED          AS RESTATED            REPORTED         AS RESTATED
For the period ended:              -------------        -----------         --------------      -----------
  Provision (benefit) for             $   (2,807)               $2,083            $  (1,211)           $3,679
  income taxes
  Net Income                              12,101                 7,211               17,119            12,229

As of March 31, 2005:
Goodwill, net                             120,691              111,927
Total assets                              517,420              508,656
Deferred income taxes                      40,053               36,179
Total liabilities                         417,017              413,143
Accumulated deficit                        (2,296)              (7,186)
Total stockholder's equity                100,403               95,513


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements as of and for the three and six months ended March 31, 2005 as discussed in Note 12 to the Company's condensed financial statements in Item 1 of Form 10-Q/A.

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



                              RESULTS OF OPERATIONS
                             (Dollars in Thousands)


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                   2005 (1)           %             2004             %
                                                 --------------   ---------    --------------     --------
                                                         SUCCESSOR                     PREDECESSOR
                                                 --------------------------    ---------------------------

     Net sales:
        Safety Products                          $       78,612        75.2    $       68,184         75.5
        Safety Prescription Eyewear                      10,239         9.8            10,873         12.0
        Specialty Composites                             15,627        15.0            11,321         12.5
                                                 --------------   ---------    --------------     --------
           Total net sales                              104,478       100.0            90,378        100.0
     Cost of sales                                       52,928        50.7            47,280         52.3
                                                 --------------   ---------    --------------     --------
     Gross profit                                        51,550        49.3            43,098         47.7
                                                 --------------   ---------    --------------     --------

     Operating expenses:
        Selling and administrative                       32,680        31.3            29,364         32.5
        Research and technical services                   2,211         2.1             1,883          2.1
        Amortization                                      1,297         1.2               134          0.1
        Other charges, net                                  380         0.4               535          0.6
        Restructuring                                        --          --            (1,091)        (1.2)
                                                 --------------   ---------    ---------------    ---------
           Total operating expense                       36,568        35.0            30,825         34.1
     Operating income                                    14,982        14.3            12,273         13.6
     Interest expense, net                                5,688         5.4             5,370          5.9
                                                 --------------   ---------    --------------     --------
        Income before income taxes                        9,294         8.9             6,903          7.6
     Provision for income taxes                           2,083         2.0             1,229          1.3
                                                 --------------   ---------    --------------     --------
        Net income                               $        7,211         6.9    $        5,674          6.3
                                                 ==============   =========    ==============     ========

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

     The provision for income taxes for the three months ended March 31, 2005 was an expense of $2.1 million compared to expense of $1.2 million for the three months ended March 31, 2004.


                              RESULTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                SIX MONTHS ENDED MARCH 31,
                                                                --------------------------
                                                   2005 (1)           %             2004             %
                                                 --------------------------    ---------------------------
                                                         SUCCESSOR                     PREDECESSOR
                                                         ---------                     -----------
     Net sales:
        Safety Products                          $      149,765        74.8    $      127,964         75.5
        Safety Prescription Eyewear                      19,213         9.6            20,337         12.0
        Specialty Composites                             31,261        15.6            21,278         12.5
                                                 --------------   ---------    --------------     --------
           Total net sales                              200,239       100.0           169,579        100.0
     Cost of sales                                      101,633        50.8            89,056         52.5
                                                 --------------   ---------    --------------     --------
     Gross profit                                        98,606        49.2            80,523         47.5
                                                 --------------   ---------    --------------     --------

     Operating expenses:
        Selling and administrative                       64,411        32.2            56,835         33.5
        Research and technical services                   4,431         2.2             3,623          2.1
        Amortization                                      2,615         1.3               242          0.1
        Other charges (income), net                         312         0.2              (506)        (0.2)
        Restructuring                                        --          --            (1,091)        (0.6)
                                                 --------------   ---------    ---------------    ---------
           Total operating expense                       71,769        35.8            59,103         34.9
     Operating income                                    26,837        13.4            21,420         12.6
     Interest expense, net                               10,929         5.5            10,836          6.4
                                                 --------------   ---------    --------------     --------
        Income before income taxes                       15,908         7.9            10,584          6.2
     Provision for income taxes                           3,679         1.8             2,020          1.1
                                                 --------------   ---------    --------------     --------
        Net income                               $       12,229         6.1    $        8,564          5.1
                                                 ==============   =========    ==============     ========

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

     The provision for income taxes for the six months ended March 31, 2005 was an expense of $3.7 million compared to expense of $2.0 million for the six months ended March 31, 2004.

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

     On May 5, 2005, the Company's Board of Directors declared a cash dividend to be paid to the Company's parent, Aearo Corporation, the sole holder of common stock, par value $.01 per share, of approximately $35 million. Aearo Corporation will in turn pay a cash dividend to AC Safety Holding Corp., the Company's ultimate parent, who will use the proceeds to make a partial redemption of its preferred stock, par value $.01 per share. The Company will use available cash to fund the dividend.

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

     The Company's net cash provided by operating activities for the six months ended March 31, 2005 totaled $17.4 million as compared to $9.0 million for the six months ended March 31, 2004. The increase of $8.3 million was primarily due to a $3.7 million improvement in net income adjusted for cash and non-cash charges (depreciation, amortization, deferred taxes and other), and a $4.6 million improvement in the net changes in assets and liabilities.

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

     CONTRACTUAL OBLIGATIONS

     The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of March 31, 2005:


                                            (1)                              2010 AND
                                           2005      2006-2007   2008-2009     AFTER       TOTAL
                                         ----------  ----------  ----------  ----------  ----------
     Capital lease obligations           $      176  $      705  $      368  $       32  $    1,281
     Operating lease obligations              1,702       5,794       5,043       5,573      18,113
     Mortgage obligations                       179       2,048          --          --       2,227
     Purchase obligations                       720       6,680       6,402          --      13,802
     Respiratory commitment                     200         800         800         800       2,600
     Long term debt                          10,786      43,403      43,173     320,028     417,390
                                         ----------  ----------  ----------  ----------  ----------
     Total                               $   13,764  $   59,430  $   55,786  $  326,433  $  455,414
                                         ==========  ==========  ==========  ==========  ==========

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R") which replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company on October 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is in the process of evaluating the impact of SFAS 123R on its financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our restated condensed consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the restated condensed consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The material weakness identified had no effect on our cash provided by operating activities or operating income.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Form 10-Q/A, we identified the following material weakness in our internal control over financial reporting: there was a deficiency in the design of our internal control for interim reporting of the tax effects of book and tax bases differences for complex, non-routine business combinations. As more fully explained in Note 12 to the condensed consolidated financial statements contained in this Form 10-Q/A, goodwill, deferred income taxes, net income, accumulated deficit and income tax provision (benefit) were misstated in the Form 10-Q originally filed for the quarterly period ended March 31, 2005 as a result of this deficiency.

To remediate the material weakness referred to above, the Company implemented additional controls and procedures to ensure that interim reporting of the tax effects of book and tax bases differences for complex, non-routine business combinations in the future will be properly recorded.

Other than the changes referred to above, there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 6. EXHIBITS

(a)      Exhibits
         See Index of Exhibits on page 43 hereof.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  November 21, 2005       AEARO COMPANY I


                                    /s/ Michael A. McLain
                                    ---------------------------------------
                                    Michael A. McLain
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Jeffrey S. Kulka
                                    ---------------------------------------
                                    Jeffrey S. Kulka
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Exhibit Index


     EXHIBITS                           DESCRIPTION
     --------                           -----------

     3.2          Bylaws of Aearo Company I(*)

     10.12 First Amendment, dated as of April 28, 2005, with respect to the Credit Agreement, dated as of April 7, 2004, among AC Safety Holding Corp. and Aearo Corporation, as guarantors, the other guarantors party thereto, the various lenders party thereto, Bear Stearns Corporate Lending, as Syndication Agent, National City Bank of Indiana and Wells Fargo Bank, N.A., as Co-Document Agents, and Deutsche Bank AG, New York Branch as Administrative Agent.*

     31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



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




-------------------------
(*) As previously filed.