Form 10-Q/A
period 2005-06-30
Aearo CO I
filed 2005-11-22
CIK 1290498

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

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes           No   X
                                                     -----        -----

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 15, 2005 was 100.

Explanatory Note


We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the purpose of amending and restating
Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of June 30, 2005 and for the three and nine months ended June 30, 2005. The restatement relates to the correction of four errors of the final purchase accounting adjustments to deferred income taxes and to the valuation allowance on deferred tax assets. Our revenue, cash provided by operating activities and operating income were not affected by the restatement.

First, an entry was recorded based on an analysis that contained a mathematical error. The correction for the mathematical error is a reduction of goodwill and deferred tax liabilities by $1.8 million. Second, deferred tax assets were recorded during the quarter based on estimates of the taxable loss for fiscal year 2004 rather than actual information. Once the 2004 pre and post merger short period tax returns were filed, the deferred tax assets required a correction to reflect actual net operating losses. The correction for the pre-merger 2004 net operating loss of $2.0 million is recorded as a reduction to goodwill and a corresponding reduction to deferred tax liability and the correction for the post-merger 2004 net operating loss of $1.1 million is recorded as an income tax benefit and a corresponding reduction of deferred tax liability. Third, a deferred tax asset of $2.6 million related to carryover tax basis in goodwill was recognized as the Company finalized the purchase accounting treatment of the merger. Under Statement of Accounting Standards No. 109, Accounting for Income Taxes, no deferred taxes should have been recognized. As such, goodwill and deferred tax liabilities have each been increased by $2.6 million. Fourth, during the quarter ended March 31, 2005, the $7.5 million valuation allowance on deferred tax assets was reversed as an income tax benefit. The amount should have been recorded as a reduction to goodwill, because it was a preacquisition contingency, as such, the Company recorded a reduction to goodwill of $7.5 million and a corresponding increase to income tax expense. The net effect of these items on the balance sheet was a reduction of goodwill of $8.8 million, a reduction of deferred income tax liability of $2.3 million and a reduction in accumulated deficit of $6.5 million. These items are further discussed in Note 12 to the restated condensed consolidated financial statements included herein.

We have also updated Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement, and Item 4 of Part I, Controls and Procedures. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes for the effects of the restatement no other information in this Amendment No. 1 has been updated to reflect any subsequent information of events since the original filing of this Form 10-Q on August 15, 2005. For the convenience of the reader, the Quarterly Report has been restated in its entirety.

                                 AEARO COMPANY I
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended June 30, 2005

PART I-FINANCIAL INFORMATION.......................................................................................4

Item 1. Financial Statements (Restated)............................................................................4
Condensed Consolidated Balance Sheets - Assets.....................................................................4
Condensed Consolidated Balance Sheets - Liabilities and Stockholder's Equity.......................................5
Condensed Consolidated Statements of Operations....................................................................6
Condensed Consolidated Statement of Stockholder's Equity...........................................................7
Condensed Consolidated Statements of Cash Flows....................................................................8
Notes to Condensed Consolidated Financial Statements...............................................................9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................27
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................39
Item 4. Controls and Procedures...................................................................................41
PART II - OTHER INFORMATION.......................................................................................42
Item 6. Exhibits and Reports on Form 8-K..........................................................................42
SIGNATURES........................................................................................................43
EXHIBIT INDEX.....................................................................................................44


Part I-Financial Information

     ITEM 1. FINANCIAL STATEMENTS


                        AEARO COMPANY I AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                  JUNE 30,             SEPTEMBER 30,
                                                                                                   2005                    2004
                                                                                               (AS RESTATED,
                                                                                                SEE NOTE 12)
                                                                                               -------------           -------------

            CURRENT ASSETS:
              Cash and cash equivalents                                                           $ 16,019                $ 27,724
              Accounts receivable (net of allowance for doubtful accounts of
              $1,463 and $1,358, respectively)                                                      60,553                  54,159
              Inventories                                                                           44,424                  40,849
              Deferred and prepaid expenses                                                          5,602                   4,146
                                                                                                  --------                --------
                  Total current assets                                                             126,598                 126,878
                                                                                                  --------                --------

            LONG TERM ASSETS:
              Property, plant and equipment, net                                                    51,317                  54,750
              Other intangible assets, net                                                         182,050                 185,855
              Other assets                                                                          13,403                  15,144
              Goodwill                                                                             107,832                 133,745
                                                                                                  --------                --------
                  Total assets                                                                    $481,200                $516,372
                                                                                                  ========                ========


   The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDER'S EQUITY
             (In Thousands, Except for Per Share and Share Amounts)

                                   (Unaudited)


                                                           JUNE 30,            SEPTEMBER 30,
                                                            2005                   2004
                                                        (AS RESTATED,
                                                        SEE NOTE 12)
                                                        ------------           -------------
CURRENT LIABILITIES:
   Current portion of long-term debt                     $   3,455             $   1,639
   Accounts payable and accrued liabilities                 55,684                46,730
   Accrued interest                                          3,067                 6,996
   Accrued income taxes                                      1,947                 1,648
                                                         ---------             ---------
         Total current liabilities                          64,153                57,013
                                                         ---------             ---------

LONG TERM LIABILITIES:
   Long-term debt                                          298,299               302,842
   Deferred income taxes                                    38,268                59,699
   Other liabilities                                        14,169                14,726
                                                         ---------             ---------
         Total liabilities                                 414,889               434,280
                                                         ---------             ---------


STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value-
    Authorized--100 shares
    Issued and outstanding--100 shares                        --                    --
   Additional paid in capital                              101,640               101,610
   Accumulated deficit                                     (33,293)              (19,415)
   Accumulated other comprehensive loss                     (2,036)                 (103)
                                                         ---------             ---------
         Total stockholder's equity                         66,311                82,092
                                                         ---------             ---------

         Total liabilities and stockholder's equity      $ 481,200             $ 516,372
                                                         =========             =========


   The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   NINE
                                                                                  MONTHS
                                               THREE MONTHS ENDED                 ENDED            THREE                SIX
                                                    JUNE 30,                     JUNE 30,          MONTHS              MONTHS
                                         2005                                      2005            ENDED               ENDED
                                     (AS RESTATED                              (AS RESTATED       JUNE 30,           MARCH 31,
                                     SEE NOTE 12)               2004           SEE NOTE 12)         2004                2004
                                     ---------------------------------------  ---------------------------------    -----------------
                                                   SUCCESSOR                              SUCCESSOR                  PREDECESSOR


Net sales                            $     113,198         $       97,126     $      313,437   $        97,126     $       169,579

Cost of sales                               58,124                 68,144            159,757            68,144              89,056
                                     ------------------   ------------------  ---------------  -------------------------------------

   Gross profit                             55,074                 28,982            153,680            28,982              80,523

Selling and administrative                  34,172                 28,149             98,583            28,149              56,835

Research and technical services              2,234                  1,966              6,665             1,966               3,623

Amortization                                 1,313                    101              3,928               101                 242

Other (income) charges, net                   (512)                 1,690               (200)            1,690                (506)

Restructuring                                   --                     --                 --                --              (1,091)
                                     ------------------   ------------------  ---------------  -------------------------------------

   Operating income (loss)                  17,867                 (2,924)            44,704            (2,924)             21,420

Interest expense, net                        5,856                 10,292             16,785            10,292              10,836
                                     ------------------   ------------------  ---------------  -------------------------------------

   Income (loss) before provision
   for income taxes                         12,011                (13,216)            27,919           (13,216)             10,584

Provision for income taxes                   3,124                  1,031              6,803             1,031               2,020
                                     ------------------   ------------------  ---------------  -------------------------------------

   Net income (loss)                 $       8,887        $       (14,247)    $       21,116   $       (14,247)    $         8,564
                                     ------------------   ------------------  ---------------  -------------------------------------


   The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                                   Accumulated
                                                         Additional
                                                           Paid                       Other                   Comprehensive
                                      Common Stock          In      Accumulated   Comprehensive                 Income
SUCCESSOR                           Shares   Amount       Capital    Deficit          Loss       Total          (Loss)
---------                           ---------------      ---------  -----------   -------------  -----          ------
Balance, October 1, 2004               100   $     -     $ 101,610  $  (19,415)   $      (103)  $ 82,092


  Net income, as restated, see
Note 12                                  -         -             -      21,116              -     21,116     $    21,116
  Dividend to parent                                                   (34,994)                  (34,994)              -
  Foreign currency translation
adjustment                               -         -             -           -         (1,689)    (1,689)         (1,689)
  Unrealized loss on derivative
instruments                              -         -             -           -           (244)      (244)           (244)
  Vesting of restricted stock            -         -            30                          -         30               -
                                                                                                             ------------
  Comprehensive income, as
    restated, see Note 12                -         -             -           -              -          -     $    19,183
                                    -------  --------    ---------- -----------   ------------- ---------    ============
Balance, June 30, 2005, as
restated, see Note 12                  100   $     -     $ 101,640  $  (33,293)   $    (2,036)  $ 66,311
                                    =======  ========    ========== ===========   ============= =========


   The accompanying notes are an integral part of these condensed consolidated financial statements

                        AEARO COMPANY I AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        NINE          SIX            SIX
                                                                       MONTHS        MONTHS        MONTHS
                                                                       ENDED         ENDED          ENDED
                                                                      JUNE 30,      MARCH 31,      MARCH 31,
                                                               --------------------------------------------
                                                                        2005
                                                                    AS RESTATED,
                                                                   (SEE NOTE 12)      2004          2004
                                                               --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      SUCCESSOR           PREDECESSOR
Net income (loss)                                                $     21,116  $    (14,247)   $    8,564
Adjustments to reconcile net income (loss) to cash provided by operating activities-
   Depreciation                                                         8,131         3,006         5,931
   Amortization of intangible assets                                    3,928           101           242
   Amortization of deferred financing costs                             1,068         4,234         2,026
   Inventory purchase accounting adjustment                                --        17,067            --
   Deferred income taxes                                                3,135            (7)           --
   Stock based compensation                                                30            10
   Restructuring                                                           --            --        (1,091)
   Loss on disposal of assets                                               3                         682
   Changes in assets and liabilities-
      Accounts receivable                                              (6,755)       (2,242)       (1,113)
      Inventories                                                      (4,166)            2        (3,464)
      Accrued income taxes                                                432           522        (1,453)
      Accrued interest                                                 (3,928)          767             3
      Accounts payable and accrued liabilities                          7,107         2,667        (3,224)
      Prepaid expenses and other assets                                   427           986           633
      Other liabilities                                                 1,012           928         1,299
                                                                 ------------  ------------  ------------
       Net cash provided by operating activities                       31,540        13,794         9,035
                                                                 ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                          (5,404)       (2,810)       (5,006)
   Proceeds provided by disposals of property, plant and
   equipment                                                               64            --            12
                                                                 ------------  ------------  ------------
       Net cash used for investing activities                          (5,340)       (2,810)       (4,994)
                                                                 ------------- ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to shareholder to effect the merger                        --       (86,852)           --
   Repayment of old credit facility                                        --       (78,333)           --
   Repayment of 12.5% senior subordinated notes                            --       (98,000)           --
   Proceeds from 8.25 senior subordinated notes                            --       175,000            --
   Debt issue costs                                                        --       (10,408)
   Dividend to parent                                                 (34,994)      (14,305)           --
   Proceeds from  (repayment of) revolving credit facility, net            --       (15,600)        3,950
   Proceeds from (repayment of) term loans                               (961)      125,000        (8,949)
   Repayment of capital lease obligations                                (200)          (61)         (122)
   Repayment of long-term debt                                           (273)          (26)         (119)
                                                                 ------------- ------------- -------------

       Net cash used for financing activities                         (36,428)       (3,585)       (5,240)
                                                                 ------------- ------------- -------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                   (1,477)         (858)         (789)
                                                                 ------------- ------------- -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (11,705)        6,541        (1,988)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         27,724         5,313         7,301
                                                                 ------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     16,019  $     11,854  $      5,313
                                                                 ============  ============  ============

CASH PAID FOR:
   Interest                                                      $     19,977  $      4,787  $      8,862
                                                                 ============  ============  ============
   Income taxes                                                  $      3,674  $        552  $      3,254
                                                                 ============  ============  ============

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

     Working capital                                        $      82,247
     Fixed assets                                                  55,139
     Other assets and liabilities                                  16,073
     Deferred tax liabilities                                     (41,384)
     Finite lived intangible assets                                74,104
     Indefinite lived intangible assets                           114,300
     Goodwill                                                     108,865
                                                            -------------
     Purchase price                                         $     409,344
                                                            =============

     Of the goodwill resulting from the Merger, $46.5 million is deductible for tax purposes as a result of carryover tax basis and the remaining $77.6 million is not deductible for income tax purposes.

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year's sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers that achieve specified volume levels with funds to assist the customers with marketing the Company's products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company's products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the three months ended June 30, 2005 and 2004 were $0.9 million and $0.4 million, respectively. The amount of co-operative advertising charged to selling and administrative expenses for the nine months ended June 30, 2005 and six months ended March 31, 2004 were $2.0 million and $0.9 million, respectively.

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

     The following presents a summary of other intangibles assets as of September 30, 2004 and June 30, 2005 (dollars in thousands):


                                             GROSS        ACCUMULATED                    CARRYING
     SEPTEMBER 30, 2004                     AMOUNT        AMORTIZATION    ADDITIONS       AMOUNT
     ------------------                     ------        ------------    ---------   -----------
     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer relationship list                73,000            (2,433)          --       70,567
     Patents                                      719              (122)          82          679
     Other                                        385               (76)          --          309
                                         ------------   ----------------  ----------  -----------
     Total Intangibles                   $    188,404   $        (2,631)  $       82  $   185,855
                                         ============   ================  ==========  ===========

                                             GROSS        ACCUMULATED                     CARRYING
     JUNE 30, 2005                          AMOUNT        AMORTIZATION    ADDITIONS        AMOUNT
     --------------                         ------        ------------    ---------   -----------
     Trademarks                          $    114,300   $            --   $       --  $   114,300
     Customer Relationship List                73,000            (6,083)          --       66,917
     Patents                                      802              (316)         122          608
     Other                                        385              (160)          --          225
                                         ------------   ----------------  ----------  -----------
     Total Intangibles                   $    188,487   $        (6,559)  $      122  $   182,050
                                         ============   ================  ==========  ===========


ESTIMATE OF AGGREGATE AMORTIZATION EXPENSE (DOLLARS IN THOUSANDS):


                  Year ending September 30, 2005               $5,241
                  Year ending September 30, 2006                5,225
                  Year ending September 30, 2007                5,114
                  Year ending September 30, 2008                4,904
                  Year ending September 30, 2009                4,913


     The following presents the allocation of goodwill resulting from the Merger and the changes in the carrying amount of goodwill for the nine months ended June 30, 2005 (dollars in thousands):



                                                               NINE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                  2005
                                                            --------------
     Beginning balance                                      $      133,745
     Allocation adjustment                                         (16,706)
     Reversal of valuation allowance                                (7,549)
     Translation adjustment                                         (1,658)
                                                            --------------
     Ending balance                                         $      107,832
                                                            ==============


     The allocation adjustment in fiscal 2005 reflects the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax bases of those assets as a result of finalizing the tax bases of certain assets.

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (dollars in thousands):


                                                                     NINE         THREE          SIX
                                                                    MONTHS       MONTHS         MONTHS
                                           THREE MONTHS ENDED       ENDED         ENDED         ENDED
                                                JUNE 30,           JUNE 30      JUNE 30,      MARCH 31,
                                           2005         2004         2005         2004           2004
                                           ----         ----         ----         ----           ----
                                                SUCCESSOR                 SUCCESSOR          PREDECESSOR
     Net income (loss) as reported        $  8,887   $   (14,247)  $   21,116  $   (14,247)   $     8,564
       Stock based compensation expense
       recorded under APB No. 25, net
       of tax                                   10            --           30           10             --
       Stock-based compensation expense
       determined under the fair value
       method, net of tax                      (44)           --         (127)         (10)           (67)
                                          ---------  -----------   ----------- -----------    ------------
     Proforma net income (loss)           $  8,853   $   (14,247)  $   21,019  $   (14,247)   $     8,497
                                          ========   ============  ==========  ===========    ===========


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

     The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on the derivatives are recorded as transaction adjustments in other charges (income), net. The impact on earnings was a gain of approximately $ 0.3 million and $ 0.1 million for the three and nine month periods ended June 30, 2005, respectively, compared to net loss of $ 0.3 million and $0.4 million, respectively for the three and six month periods ended June 30, 2004 and March 31, 2004, respectively.

     On June 30, 2005, the FASB issued Derivatives Implementation Group ("DIG") B39, "Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor", which provides an explicit scope exception to the provisions of paragraph 13(b) of SFAS No. 133 when the right to accelerate a repayment can only be exercised by the debtor (issuer/borrower). The Company has adopted DIG B39 as of April 1, 2005. Prior to the adoption of DIG B39, the Company determined under the provisions of DIG B16, "Calls and Puts in Debt Instruments", that the embedded call option in the Company's Senior Subordinated Notes was not clearly and closely related to the debt host contract and therefore required bifurcation. The carrying values of the derivative asset and liability were $2.0 million at September 30, 2004. Prior to the adoption of DIG B39, the Company had recorded $0.2 million loss in other (income) charges, net for the mark to market revaluation of the embedded call option and $0.2 million for the reduction of interest due to the amortization of the corresponding liability during 2005. Upon the adoption of DIG B39, the Company reversed a derivative asset of approximately $1.8 million and the corresponding liability that was previously recorded.

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

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3,"Reporting Accounting Changes in Interim Financial Statements" SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements. presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning October 1, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial position or results of operations.

4)   OTHER COMPREHENSIVE INCOME

     The following table presents the reclassification amounts related to unrealized holding gains and losses presented in the statement of stockholder's equity for the three month periods ended June 30, 2005 and 2004 and the nine and six month periods ended June 30, 2005 and March 31, 2004, respectively (dollars in thousands):


                                                                     NINE         THREE           SIX
                                                                    MONTHS       MONTHS          MONTHS
                                           THREE MONTHS ENDED       ENDED         ENDED          ENDED
                                                JUNE 30,           JUNE 30      JUNE 30,       MARCH 31,
                                           2005         2004         2005         2004            2004
                                           ----         ----         ----         ----            ----
                                                SUCCESSOR                 SUCCESSOR           PREDECESSOR
     Unrealized holding losses on
        derivatives during the period     $   (244)  $      (138)  $     (244) $      (138)   $      (133)
       Less:  reclassification
       adjustment for gains (losses)
       included in the statements of
       operations                               --            25           --           25            523
                                          --------   -----------   ----------  -----------    -----------
     Total other comprehensive income
        (loss)                            $   (244)  $      (113)  $     (244) $      (113)   $       390
                                          =========  ============  =========== ===========    ===========



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
                                                         ===================       ===================


     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost determined using the first-in, first-out method.

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

     NET SALES BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS):

                                                                     NINE         THREE          SIX
                                                                    MONTHS       MONTHS         MONTHS
                                           THREE MONTHS ENDED       ENDED         ENDED         ENDED
                                                JUNE 30,           JUNE 30      JUNE 30,      MARCH 31,
                                           2005         2004         2005         2004           2004
                                           ----         ----         ----         ----           ----
                                                SUCCESSOR                 SUCCESSOR          PREDECESSOR
     Safety Products                      $ 86,161   $    73,966   $  235,926  $    73,966    $   127,964
     Safety Prescription Eyewear            10,493        10,126       29,706       10,126         20,337
     Specialty Composites                   16,544        13,034       47,805       13,034         21,278
                                          --------   -----------   ----------  -----------    -----------
     Total                                $113,198   $    97,126   $  313,437  $    97,126    $   169,579
                                          ========   ===========   ==========  ===========    ===========

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

     PROFIT (LOSS) BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME (LOSS) BEFORE INCOME TAXES (DOLLARS IN THOUSANDS):


                                                                     NINE         THREE          SIX
                                                                    MONTHS       MONTHS         MONTHS
                                           THREE MONTHS ENDED       ENDED         ENDED         ENDED
                                                JUNE 30,           JUNE 30,     JUNE 30,      MARCH 31,
                                           2005         2004         2005         2004           2004
                                           ----         ----         ----         ----           ----
                                                SUCCESSOR                 SUCCESSOR          PREDECESSOR
     Safety Products                      $ 18,526   $    16,122   $   46,374  $    16,122    $    23,704
     Safety Prescription Eyewear               275            37          (66)          37            (57)
     Specialty Composites                    3,504         2,623       10,455        2,623          2,855
                                          --------   -----------   ----------  -----------    -----------
     Segment profit                         22,305        18,782       56,763       18,782         26,502

     Depreciation                            3,125         3,006        8,131        3,006          5,931
     Amortization of intangibles             1,313           101        3,928          101            242
     Inventory purchase accounting              --        17,067           --       17,067             --
     Bond call premium                          --         1,532           --        1,532             --
     Restructuring                              --            --           --           --         (1,091)
     Interest                                5,856        10,292       16,785       10,292         10,836
                                          --------   -----------   ----------  -----------    -----------
     Income (loss) before income taxes      12,011   $   (13,216)  $   27,919  $   (13,216)   $    10,584
                                          ========   ============  ==========  ============   ===========



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


9)   PENSION

     The following table presents the components of net periodic pension cost for the three month periods ended June 30, 2004 and 2005, and the nine and six month periods ended June 30, 2005 and March 31, 2004, respectively (dollars in thousands):



                                                                     NINE         THREE          SIX
                                                                    MONTHS       MONTHS         MONTHS
                                           THREE MONTHS ENDED       ENDED         ENDED         ENDED
                                                JUNE 30,           JUNE 30      JUNE 30,      MARCH 31,
                                           2005         2004         2005         2004           2004
                                           ----         ----         ----         ----           ----
                                                SUCCESSOR                 SUCCESSOR          PREDECESSOR
     Service cost                         $    364   $       335   $    1,089  $       335    $       669
     Interest cost                             206           186          618          186            371
     Expected return on plan assets           (184)         (167)        (552)        (167)          (332)
     Amortization of prior service cost         --             2           --            2              5
                                          --------   -----------   ----------  -----------    -----------
     Total                                $    386   $       356   $    1,155  $       356    $       713
                                          ========   ===========   ==========  ===========    ===========

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

     CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
     NINE MONTHS ENDED JUNE 30, 2005
     (AS RESTATED, SEE NOTE 12)


                                                                        SUCCESSOR
                                                --------------------------------------------------------------
                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Net sales.................................  $234,381    $     --      $114,004    $ (34,948)   $ 313,437
     Cost of sales.............................   132,127          --        62,454      (34,824)     159,757
                                                 --------    --------      --------    ----------   ---------
       Gross profit............................   102,254          --        51,550         (124)     153,680

     Selling and administrative................    71,843       2,871        23,869           --       98,583
     Research and technical services...........     4,186          --         2,479           --        6,665
     Amortization..............................     2,774         194           960           --        3,928
     Other charges (income), net...............    13,686     (20,911)        7,025           --         (200)
                                                 --------    ---------     --------    ---------    ----------
        Operating income (loss)................     9,765      17,846        17,217         (124)      44,704
     Interest expense (income).................    16,374      (2,172)        2,583           --       16,785
                                                 --------    ---------     --------    ---------    ---------
     Income (loss) before income taxes.........    (6,609)     20,018        14,634         (124)      27,919
     Income tax provision (benefit)............    (5,539)      8,232         4,110           --        6,803
     Equity in subsidiaries' earnings..........    22,310      10,524                    (32,834)          --
                                                 --------    --------      --------    ----------   ---------
        Net income.............................  $ 21,240    $ 22,310      $ 10,524    $ (32,958)   $  21,116
                                                 ========    ========      ========    ==========   =========


     CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
     THREE MONTHS ENDED JUNE 30, 2004

                                                                        SUCCESSOR
                                                --------------------------------------------------------------
                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Net sales.................................  $ 72,522    $     --    $ 35,388    $ (10,784)   $  97,126
     Cost of sales.............................    52,065          --      26,893      (10,814)      68,144
                                                 --------    --------    --------    ----------   ---------
       Gross profit............................    20,457          --       8,495           30       28,982

     Selling and administrative................    20,797         344       7,008           --       28,149
     Research and technical services...........     1,251          --         715           --        1,966
     Amortization..............................        83          18          --           --          101
     Other charges (income), net...............     5,582      (6,743)      2,851           --        1,690
                                                 --------    ---------   --------    ---------    ---------
        Operating income.......................    (7,256)      6,381      (2,079)          30       (2,924)
     Interest expense (income), net............    10,152        (399)        539           --       10,292
                                                 --------    ---------   --------    ---------    ---------
     Income (loss) before income taxes.........   (17,408)      6,780      (2,618)          30      (13,216)
     Income tax provision (benefit)............    (2,875)      2,700       1,206           --        1,031
     Equity in subsidiaries' earnings..........       256      (3,824)                   3,568           --
                                                 --------    ---------   --------    ---------    ---------
        Net income (loss)......................  $(14,277)   $    256    $ (3,824)   $   3,598    $ (14,247)
                                                 =========   ========    =========   =========    ==========

     CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
     SIX MONTHS ENDED MARCH 31, 2004




                                                                       PREDECESSOR
                                                --------------------------------------------------------------
                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Net sales.................................  $122,913    $     --    $ 65,030    $ (18,364)   $ 169,579
     Cost of sales.............................    71,142          --      36,348      (18,434)      89,056
                                                 --------    --------    --------    ----------   ---------
       Gross profit............................    51,771          --      28,682           70       80,523

     Selling and administrative................    42,612         674      13,549           --       56,835
     Research and technical services...........     2,351          --       1,272           --        3,623
     Amortization..............................       168          74          --           --          242
     Other charges (income), net...............     6,815     (12,283)      4,962           --         (506)
     Restructuring charges (income)............    (1,091)         --          --           --       (1,091)
                                                 ---------   --------    --------    ---------    ----------
        Operating income.......................       916      11,535       8,899           70       21,420
     Interest expense (income), net............    10,117        (983)      1,702           --       10,836
                                                 --------    ---------   --------    ---------    ---------
     Income (loss) before income taxes.........    (9,201)     12,518       7,197           70       10,584
     Income tax provision (benefit)............    (4,642)      5,022       1,640           --        2,020
     Equity in subsidiaries' earnings..........    13,053       5,557                  (18,610)          --
                                                 --------    --------    --------    ----------   ---------
        Net income.............................  $  8,494    $ 13,053    $  5,557    $ (18,540)   $   8,564
                                                 ========    ========    ========    ==========   =========

     CONSOLIDATING STATEMENT OF OPERATION INFORMATION
     THREE MONTHS ENDED JUNE 30, 2005
     (AS RESTATED, SEE NOTE 12)


                                                                        SUCCESSOR
                                                --------------------------------------------------------------
                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Net sales.................................  $ 86,049    $     --    $ 40,402    $ (13,253)   $ 113,198
     Cost of Sales.............................    48,648          --      22,657      (13,181)      58,124
                                                 --------    --------    --------    ----------   ---------
        Gross profit...........................    37,401          --      17,745          (72)      55,074

     Selling and administrative................    25,628         344       8,200           --       34,172
     Research and technical services...........     1,401          --         833           --        2,234
     Amortization..............................       923          70         320           --        1,313
     Other charges (income), net...............     5,134      (7,547)      1,901           --         (512)
                                                 --------    ---------   --------    ---------    ----------
        Operating income.......................     4,315       7,133       6,491          (72)      17,867
     Interest expense (income).................     5,687        (531)        700           --        5,856
                                                 --------    ---------   --------    ---------    ---------
     Income (loss) before income taxes.........    (1,372)      7,664       5,791          (72)      12,011
     Income tax provision (benefit)............      (758)      3,140         742           --        3,124
     Equity in subsidiaries' earnings..........     9,573       5,049          --      (14,622)          --
                                                 --------    --------    --------    ----------   ---------
        Net income.............................  $  8,959    $  9,573    $  5,049    $ (14,694)   $   8,887
                                                 ========    ========    ========    ==========   =========

     CONSOLIDATING BALANCE SHEET INFORMATION
     JUNE 30, 2005
     (AS RESTATED, SEE NOTE 12)


                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Current Assets:
        Cash and cash equivalents..............  $  6,169    $    397    $  9,453    $      --    $  16,019
        Receivables, net.......................    39,813         229      20,511           --       60,553
        Inventories............................    33,091          --      11,766         (433)      44,424
        Deferred and prepaid expenses..........     4,533          --       1,069           --        5,602
                                                 --------    --------    --------    ---------    ---------
     Total current assets......................    83,606         626      42,799         (433)     126,598
                                                 --------    --------    --------    ----------   ---------

     Long Term Assets:
        Property plant and equipment...........    37,349          --      13,968           --       51,317
        Goodwill and other intangibles, net....    81,464     122,243      86,175           --      289,882
        Inter-company receivables (payables)...   (54,417)     94,199     (39,782)          --           --
        Investment in subsidiaries ............   242,966      67,292        (664)    (309,594)          --
        Other assets...........................    13,392          --          11           --       13,403
                                                 --------    --------    --------    ---------    ---------
     Total assets..............................  $404,360    $284,360    $102,507    $(310,027)   $ 481,200
                                                 ========    ========    ========    ==========   =========

     Current Liabilities:
        Current portion of long-term debt......  $  3,455    $     --    $     --    $      --    $   3,455
        Accounts payable and accrued
        liabilities............................    40,675         435      14,574           --       55,684
        Accrued interest.......................     3,067          --          --           --        3,067
        Income tax payables (receivables)......     2,012      (2,150)      2,085                     1,947
                                                 --------    ---------   --------    ---------    ---------
     Total current liabilities.................    49,209      (1,715)     16,659           --       64,153
                                                 --------    ---------   --------    ---------    ---------

     Long Term Liabilities:
        Long-term debt.........................   298,299          --          --           --      298,299
        Deferred income taxes..................     1,400      23,860      13,008           --       38,268
        Other liabilities......................    14,169          --          --           --       14,169
                                                 --------    --------    --------    ---------    ---------
     Total liabilities.........................   363,077      22,145      29,667           --      414,889
                                                 --------    --------    --------    ---------    ---------

     Stockholder's Equity:
        Common stock...........................        --          --       4,222       (4,222)          --
        Additional paid in capital.............   101,640     267,796      41,865     (309,661)     101,640
        Accumulated deficit....................   (60,890)     (8,638)     36,695         (460)     (33,293)
        Accumulated other comprehensive income
        (loss).................................       533       3,057      (9,942)       4,316       (2,036)
                                                 --------    --------    ---------   ---------    ----------
     Total stockholder's equity................    41,283     262,215      72,840     (310,027)      66,311
                                                 --------    --------    --------    ----------   ---------
     Total liabilities and stockholder's equity  $404,360    $284,360    $102,507    $(310,027)   $ 481,200
                                                 ========    ========    ========    ==========   =========

     CONSOLIDATING BALANCE SHEET INFORMATION
     SEPTEMBER 30, 2004

                                                                            NON-
                                                  AEARO     GUARANTOR    GUARANTOR
                                                COMPANY I  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ---------  ------------ ------------ ------------ ------------
     Current Assets:
        Cash and cash equivalents..............  $ 18,309    $    140    $  9,275    $      --    $  27,724
        Receivables, net.......................    34,823          --      19,336           --       54,159
        Inventories............................    29,956          --      11,202         (309)      40,849
        Deferred and prepaid expenses..........     3,014          --       1,132           --        4,146
                                                 --------    --------    --------    ---------    ---------
     Total current assets......................    86,102         140      40,945         (309)     126,878
                                                 --------    --------    --------    ----------   ---------

     Long Term Assets:
        Property plant and equipment...........    40,040          --      14,710           --       54,750
        Goodwill and other intangibles, net....   134,567     131,786      53,247           --      319,600
        Inter-company receivables (payables)...    64,478     (12,147)    (52,331)          --           --
        Investment in subsidiaries ............   154,350      40,981        (713)    (194,618)          --
        Other assets...........................    15,133          --          11           --       15,144
                                                 --------    --------    --------    ---------    ---------
     Total Assets..............................  $494,670    $160,760    $ 55,869    $(194,927)   $ 516,372
                                                 ========    ========    ========    ==========   =========

     Current Liabilities:
        Current portion of long-term debt......  $  1,618    $     --    $     21    $      --    $   1,639
        Accounts payable and accrued
        liabilities............................    32,623         577      13,530           --       46,730
        Accrued interest.......................     6,996          --          --           --        6,996
        Income tax payables (receivables)......     2,324      (2,317)      1,641           --        1,648
                                                 --------    ---------   --------    ---------    ---------
     Total current liabilities.................    43,561      (1,740)     15,192           --       57,013
                                                 --------    ---------   --------    ---------    ---------

     Long Term Liabilities:
        Long-term debt.........................   302,662          --         180           --      302,842
        Deferred income taxes..................    58,073          --       1,626           --       59,699
        Other liabilities......................    14,726          --          --           --       14,726
                                                 --------    --------    --------    ---------    ---------
     Total liabilities.........................   419,022      (1,740)     16,998           --      434,280
                                                 --------    ---------   --------    ---------    ---------

     Stockholder's Equity:
        Common stock...........................        --          --       7,396       (7,396)          --
        Additional paid in capital.............   101,610     167,519      12,280     (179,799)     101,610
        Accumulated deficit....................   (24,824)     (8,664)     26,168      (12,095)     (19,415)
        Accumulated other comprehensive income
        (loss).................................    (1,138)      3,645      (6,973)       4,363         (103)
                                                 ---------   --------    ---------   ----------   ----------
     Total stockholder's equity................    75,648     162,500      38,871     (194,927)      82,092
                                                 ---------   --------    ---------   ----------   ----------
     Total liabilities and stockholder's equity  $494,670    $160,760    $ 55,869    $(194,927)   $ 516,372
                                                 =========   ========    =========   ==========   ==========

     CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
     NINE MONTHS ENDED JUNE 30, 2005

                                                                             SUCCESSOR
                                                           ---------------------------------------------------
                                                                                        NON-
                                                             AEARO     GUARANTOR     GUARANTOR
                                                           COMPANY I  SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                           ---------  ------------  ------------  ------------
     Net cash provided by operating activities.             $ 16,140    $ 12,605    $  2,795      $  31,540

     Net cash used for investing activities....               (3,508)         --      (1,832)        (5,340)

     Net cash provided by (used for) financing
        activities.............................              (24,768)    (11,660)         --        (36,428)

     Effect of exchange rate on cash and cash
        equivalents............................                   (4)       (688)       (785)        (1,477)
                                                            ---------   ---------   ---------     ----------
     Increase (decrease) in cash and cash
        equivalents............................              (12,140)        257         178        (11,705)

     Cash and cash equivalents at the
        beginning of the period................               18,309         140       9,275         27,724
                                                            --------    --------    --------      ---------

     Cash and cash equivalents at the end of
        the period.............................             $  6,169    $    397    $  9,453      $  16,019
                                                            ========    ========    ========      =========

     CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
     THREE MONTHS ENDED JUNE 30, 2004


                                                                         PREDECESSOR
                                                        ---------------------------------------------------
                                                                                     NON-
                                                          AEARO     GUARANTOR     GUARANTOR
                                                        COMPANY I  SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                        ---------  ------------  ------------  ------------
     Net cash provided by operating activities.          $  5,096    $  5,352    $  3,346      $  13,794

     Net cash used for investing activities....            (2,196)         --        (614)        (2,810)

     Net cash provided by (used for) financing
        activities.............................            (2,814)     (5,796)      5,025         (3,585)

     Effect of exchange rate on cash and cash
        equivalents............................             2,051        (210)     (2,699)          (858)
                                                         --------    ---------   ---------     ----------
     Increase (decrease) in cash and cash
        equivalents............................             2,137        (654)      5,058          6,541

     Cash and cash equivalents at the
        beginning of the period................               893         751       3,669          5,313
                                                         --------    ---------   ---------     ----------

     Cash and cash equivalents at the end of
        the period.............................          $  3,030    $     97    $  8,727      $  11,854
                                                         ========    =========   =========     ==========

     CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
     SIX MONTHS ENDED MARCH 31, 2004

                                                                 PREDECESSOR
                                                ---------------------------------------------------
                                                                             NON-
                                                  AEARO     GUARANTOR     GUARANTOR
                                                COMPANY I  SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                ---------  ------------  ------------  ------------
     Net cash provided by (used for) operating
        activities.............................  $ (1,359)   $  6,407    $  3,987      $   9,035

     Net cash used for investing activities....    (3,326)         --      (1,668)        (4,994)

     Net cash provided by (used for) financing
        activities.............................     3,255      (6,840)     (1,655)        (5,240)

     Effect of exchange rate on cash and cash
        equivalents............................       779         978      (2,546)          (789)
                                                 --------    --------    ---------     ----------
     Increase (decrease) in cash and cash
        equivalents............................      (651)        545      (1,882)        (1,988)

     Cash and cash equivalents at the
        beginning of the period................     1,544         206       5,551          7,301
                                                 --------    --------    --------      ---------

     Cash and cash equivalents at the end of
        the period.............................  $    893    $    751    $  3,669      $   5,313
                                                  =======     =======     =======      =========


12)  RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine month periods ended June 30, 2005 the Company's management determined that the tax effects of the Merger were accounted for incorrectly, as follows: a valuation allowance was recorded as an income tax benefit and should have been recorded as a reduction of goodwill, a mathematical error in the deferred tax calculation, pre and post Merger net operating loss carryforwards were not properly adjusted reflect actual 2004 taxable loss amounts from income tax returns filed during the quarter, and the deferred tax asset and goodwill for carryover tax basis goodwill was incorrect. As a result, the accompanying condensed consolidated financial statements have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     JUNE 30, 2005                            JUNE 30, 2005
                                          AS PREVIOUSLY                               AS PREVIOUSLY
                                            REPORTED             AS RESTATED            REPORTED          AS RESTATED
                                          -------------          -----------          -------------       -----------
For the period ended:
Provision (benefit) for income
taxes                                     $       1,569          $     3,124          $         358       $     6,803
Net Income                                       10,442                8,887                 27,561            21,116


As of June 30, 2005:
Goodwill, net                                   116,596              107,832
Total assets                                    489,964              481,200
Deferred income taxes                            40,587               38,268
Total liabilities                               417,208              414,889
Accumulated deficit                             (26,848)             (33,293)
Total stockholder's equity                       72,756               66,311
Total liabilities and
stockholder's equity                            489,964              481,200

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements as of and for the three and nine months ended June 30, 2005 as discussed in Note 12 to the Company's condensed financial statements in Item 1 of Form 10-Q/A.

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

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statements. Many of these factors are beyond the Company's ability to control or predict. You should read this report in conjunction with the more detailed risks included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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


                              RESULTS OF OPERATIONS
                             (Dollars in Thousands)


                                                                THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------
                                                     2005             %             2004             %
                                                 --------------   ---------    --------------     --------
     Net sales:
        Safety Products                          $       86,161        76.1    $       73,966         76.2
        Safety Prescription Eyewear                      10,493         9.3            10,126         10.4
        Specialty Composites                             16,544        14.6            13,034         13.4
                                                 --------------   ---------    --------------     --------
           Total net sales                              113,198       100.0            97,126        100.0
     Cost of sales                                       58,124        51.3            68,144         70.2
                                                 --------------   ---------    --------------     --------
     Gross profit                                        55,074        48.7            28,982         29.8
                                                 --------------   ---------    --------------     --------

     Operating expenses:
        Selling and administrative                       34,172        30.1            28,149         29.0
        Research and technical services                   2,234         2.0             1,966          2.0
        Amortization                                      1,313         1.2               101          0.1
        Other charges (income), net                        (512)       (0.4)            1,690          1.7
                                                 ---------------  ----------   --------------     --------
           Total operating expense                       37,207        32.9            31,906         32.8
     Operating income (loss)                             17,867        15.8            (2,924)        (3.0)
     Interest expense, net                                5,856         5.2            10,292         10.6
                                                 --------------   ---------    --------------     --------
        Income (loss) before income taxes                12,011        10.6           (13,216)       (13.6)
     Provision for income taxes                           3,124         2.8             1,031          1.1
                                                 --------------   ---------    --------------     --------
        Net income (loss)                        $        8,887         7.8    $      (14,247)       (14.7)
                                                 ==============   =========    ===============    =========

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

     The provision for income taxes for the three months ended June 30, 2005 increased to $3.1 million from $1.0 million for the three months ended June 30, 2004.

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

                              RESULTS OF OPERATIONS
                             (Dollars in Thousands)


                                                                NINE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------
                                                   2005 (1)           %           2004 (1)           %
                                                 --------------   ---------    --------------     --------
     Net sales:                                          SUCCESSOR                     PREDECESSOR
                                                 --------------   ---------    --------------     --------
        Safety Products                          $      235,926        75.3    $      201,930         75.7
        Safety Prescription Eyewear                      29,706         9.5            30,463         11.4
        Specialty Composites                             47,805        15.2            34,312         12.9
                                                 --------------   ---------    --------------     --------
           Total net sales                              313,437       100.0           266,705        100.0
     Cost of sales                                      159,757        51.0           157,200         58.9
                                                 --------------   ---------    --------------     --------
     Gross profit                                       153,680        49.0           109,505         41.1
                                                 --------------   ---------    --------------     --------

     Operating expenses:
        Selling and administrative                       98,583        31.5            84,984         31.9
        Research and technical services                   6,665         2.1             5,589          2.1
        Amortization                                      3,928         1.3               343          0.1
        Other charges (income), net                        (200)       (0.1)            1,184          0.4
        Restructuring                                        --          --            (1,091)        (0.4)
                                                 --------------   ---------    ---------------    ---------
           Total operating expense                      108,976        34.8            91,009         34.1
     Operating income                                    44,704        14.2            18,496          6.9
     Interest expense, net                               16,785         5.3            21,128          7.9
                                                 --------------   ---------    --------------     --------
        Income (loss) before income taxes                27,919         8.9            (2,632)        (1.0)
     Provision for income taxes                           6,803         2.2             3,051          1.1
                                                 --------------   ---------    --------------     --------
        Net income (loss)                        $       21,116         6.7    $       (5,683)        (2.1)
                                                 ==============   =========    ===============    =========


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

     The provision for income taxes for the nine months ended June 30, 2005 increased to $6.8 million from $3.1 million for the nine months ended June 30, 2004.

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

     The Company's net cash provided by operating activities for the nine months ended June 30, 2005 totaled $31.5 million as compared to $22.8 million for the nine months ended June 30, 2004. The increase of $8.7 million was primarily due to a $26.8 million improvement in net income adjusted for non-cash charges (depreciation, amortization, deferred taxes and other), partially offset by a $18.1 million reduction from the net changes in assets and liabilities.

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

     CONTRACTUAL OBLIGATIONS

     The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of June 30, 2005:


                                              (1)                              2010 AND
                                             2005      2006-2007   2008-2009     AFTER       TOTAL
                                         ----------  ----------  ----------  ----------  ----------
     Capital lease obligations           $       88  $      705  $      368  $       32  $    1,193
     Operating lease obligations                905       5,711       4,972       5,434      17,022
     Mortgage obligations                        90       2,048          --          --       2,138
     Purchase obligations                     1,021       6,680       6,402          --      14,103
     Respiratory commitment                     100         800         800         800       2,500
     Long term debt                           5,626      43,403      43,173     320,028     412,230
                                         ----------  ----------  ----------  ----------  ----------
     Total                               $    7,830  $   59,347  $   55,715  $  326,294  $  449,186
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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R") which replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company on October 1, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is in the process of evaluating the impact of SFAS 123R to its financial position and results of operations.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3,"Reporting Accounting Changes in Interim Financial Statements" SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements. presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning October 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2005, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our restated condensed consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the restated condensed consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The material weakness identified had no effect on our cash provided by operating activities or operating income.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Form 10-Q/A, we identified the following material weakness in our internal control over financial reporting: there was a deficiency in the design of our internal control for interim reporting of the tax effects of book and tax bases differences for complex, non-routine business combinations. As more fully explained in Note 12 to the condensed consolidated financial statements contained in this Form 10-Q/A, goodwill, deferred income taxes, net income, accumulated deficit and income tax provision (benefit) were misstated in the Form 10-Q originally filed for the quarterly period ended June 30, 2005 as a result of this deficiency.

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

Part II - Other Information

     ITEM 6. EXHIBITS

(a)  Exhibits
     See Index of Exhibits on page 44 hereof.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  November 21, 2005       AEARO COMPANY I


                                    /s/ Michael A. McLain
                                    --------------------------------------------
                                    Michael A. McLain
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Jeffrey S. Kulka
                                    --------------------------------------------
                                    Jeffrey S. Kulka
                                    Senior Vice President, Chief Financial
                                    Officer and Secretary
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