Form 10-K
period 2005-09-30
Aearo CO I
filed 2005-11-22
CIK 1290498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-116676

AEARO COMPANY I
(Exact name of registrant as specified in its charter)

Delaware	13-3840356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5457 West 79th Street	46268
Indianapolis, Indiana	(Zip Code)
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

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate value of the common stock held by non-affiliates of the registrant as of November 8, 2005 (based upon the book value per share of the common stock) was $0.

Back to Contents

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 8, 2005 was 100.

Documents incorporated by reference: None

Back to Contents

TABLE OF CONTENTS

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

Aearo Company I (hereafter referred to collectively with its subsidiaries as “Aearo”, “we”, “our”, or the “Company”) is a global leader in the hearing, eye, face, head and respiratory protection segments of the estimated $15 billion global personal protection equipment, or PPE, market. We manufacture hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, hard hats, reusable and disposable respirators, fall protection equipment and other safety products. Our products are marketed in over 70 countries under the well-recognized brand names AOSafety®, E-A-R®, Peltor® and SafeWaze™. We also manufacture a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and thermal energy. These products are marketed under our brand name E-A-R® Specialty Composites. We believe that the strength of our brand names, our reputation for developing and providing high-quality, innovative products, our intensive coverage of multiple distribution channels targeting a wide array of end-users, our broad product offering, and our commitment to providing a high level of customer service have enabled us to achieve leading positions in the market segments in which we compete. For the year ended September 30, 2005, our net sales were $423.4 million.

Back to Contents

Segments

We operate three business segments:

•	Safety Products

•	Safety Prescription Eyewear

•	Specialty Composites

Through these three segments we sell a wide range of products to industrial distributors, as well as into the consumer, construction and military channels and directly to industrial companies. Please see Note 13 to our consolidated financial statements included elsewhere in this Annual Report for more detailed financial information regarding our business segments, as well as sales by principal geographic area.

Safety Products Segment

The Safety Products segment manufactures hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, hard hats, reusable and disposable respirators, fall protection equipment and other safety equipment. These products are sold under our AOSafety®, E-A-R®, Peltor® and SafeWaze™ brand names.

The following is a summary of Safety Product’s major categories and product lines:

Hearing Protection: Our hearing protection category includes passive hearing protection products as well as communication headsets with hearing protection. Our hearing protection category generated sales of $207.5 million during our fiscal year ended September 30, 2005.

Passive Hearing Protection. Passive hearing protection products are used in work environments where high noise levels could lead to hearing loss. Our passive hearing protection products primarily consist of disposable and reusable earplugs and passive earmuffs. We have been a leader in hearing conservation research and development since 1972, when we first introduced the cylindrical disposable earplug. The majority of earplugs are made of scientifically formulated polyvinyl chloride, or PVC, and polyurethane, or PU, foams. The earplug market is segmented into disposable and reusable. The disposable earplug market is further segmented into “roll-down” plugs and “push-in” plugs. Roll-down earplugs are designed to be “rolled down” (i.e., compressed) before being inserted into the ear, at which point they slowly “recover” to fill the ear canal, thereby providing the desired protection. Push-in earplugs, which are not compressed before insertion, combine the easy use and fit benefits of reusable earplugs with the cost and comfort advantages of a disposable earplug. Reusable earplugs, while initially more expensive than disposables, offer savings over the long term.

We offer a wide range of products for each of the disposable, reusable and earmuff product categories. Our E-A-R® Classic® disposable earplug has slow-recovery characteristics that provide superior fit, protection and comfort. Its yellow color is a registered trademark in the United States, Canada, Belgium, Netherlands and Luxembourg. Our disposable earplugs are available corded and uncorded and in a variety of packaging options. In the reusable earplug segment, we offer our patented E-A-R® UltraFit® and E-AR® Express® products. The E-A-R® Express® product features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. We also offer the “Flex”™ line of “semi-aural” banded products, featuring articulating arms that allow for use in multiple positions and for easy storage around the neck.

In the military channel, we sell the E-A-R® Combat Arms® earplug. Its patented design, specially developed for the armed forces and law enforcement personnel, allows wearers to hear low-level sounds critical to mission safety (e.g., conversation, footsteps and rifle bolts) while the plugs’ filters are engineered to provide instant protection from high level noises (e.g., weapons fire and explosions). Combat Arms® has been sold to the U.S., Canadian, French, British and Australian militaries. We also manufacture, assemble and sell a broad line of passive earmuffs under the E-A-R® and Peltor® brand names. These headsets provide hearing protection in a variety of noise environments and can be worn over-the-head, under-the-chin or attached to a helmet and are made of durable, lightweight non-conductive plastic.

Back to Contents

Communication Headsets with Hearing Protection. We offer a rapidly growing full line of technology-driven hearing and communication headset solutions.

Communication headsets are technologically advanced, premium priced products that are designed to offer a variety of communications and entertainment solutions while ensuring reliable hearing protection. In general, these products are equipped with noise attenuation features that are integrated into a variety of technologies like FM radio, two-way radio, Bluetooth and duplex wireless communication to permit the user to engage in a broad array of activities while receiving effective hearing protection. For example, tactical headsets are designed for impulse noise environments to protect against harmful loud noises such as gunfire or explosions, while at the same time amplifying low decibel ambient sounds. These products primarily serve the military, law enforcement, industrial, fire safety and recreational (e.g., hunting and motor sports) markets.

The communication headsets market is primarily driven by new technologies and product developments that expand end-user applications, including the adaptation of entertainment functions, such as AM/FM radio and built-in CD/MP3 systems, for use with electronic ear muffs. Employers, particularly in Europe, increasingly regard these as tools to reduce worker monotony and improve productivity. These products are also used in the consumer channel in air travel, while mowing the lawn or undertaking do-it yourself, or DIY, projects. In addition, developments in active noise reduction, or ANR technology and wireless duplex technology (simultaneous multi-user communication) in military headsets is believed to significantly increase the safety and efficiency of military personnel while enabling them to actively communicate more effectively in battlefield situations. We entered the communication headset market in 1996 with our acquisition of Peltor Communications. Peltor has over 50 years of experience in the communications field. We strengthened our North American communication headsets footprint in 2000 with the acquisition of Norhammer, Peltor’s North American master distributor. Our Peltor® brand products include: the WorkTunes® and FM Radio® family of products, which have become increasingly popular across a range of industrial and consumer applications due to enhanced aesthetics and easy-to-use controls; the Ground Mechanic® headset, featuring the PowerCom® and LiteCom® product lines, which allow airline ramp crews to maintain constant communication with the cockpit crew; and the Peltor® PTL™ (“Push to Listen”) over-the-head earmuff, which allows normal communication at the touch of a button while still providing protection from loud noises.

Eye, Face and Head Protection: Our eye, face and head protection category includes non-prescription eye protection as well as face and head protection products. Our eye, face and head protection products generated sales of $73.4 million during our fiscal year ended September 30, 2005.

Non-Prescription Eye Protection. Non-prescription eye protection is used in work environments where a number of hazards present a danger to the eyes, including dust, flying particles, metal fragments, chemicals, extreme glare and optical radiation. The basic categories of eyewear protection products are non-prescription, or “plano” eyewear and goggles.

Plano eyewear accounts for the majority of our sales in this category and encompasses a full range of protective needs, including visitor spectacles, over-the-glass, single lens and dual lens products. Within these categories are a variety of styles, frame colors and lens options that include a number of adjustability and comfort features. Many of these AOSafety® and Peltor products feature our proprietary DX® coating, combining the benefits of chemical and scratch resistance with anti-fog properties. Flywear®, Maxim™, X-Series™, Metaliks®, Fuel™, X-Factor® and X.Sport™ eyewear offer modern sport styling with numerous comfort features. Nuvo™ eyewear has the classic dual lens look redesigned for today’s worker. Our Lexa® eyewear blends a wrapping, single lens with a lightweight, frameless design. Virtua™ offers stylish eyewear at an economical price. Visitor spectacles and over-the-glass products are represented by our Seepro® and Tourguard® models. We also sell a broad line of goggles, which are typically required in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, we offer a variety of vented and non-vented goggles with varying fields of view including Dust GoggleGear™ for Lexa®, Splash GoggleGear™ for Lexa® and Centurion®, all under the AOSafety® brand.

Back to Contents

In order to optimize our cost of product, we will either manufacture or import our non-prescription eye protection products from Asia. During fiscal year 2005, we imported approximately 50% of these products.

Face and Head Protection. Face and head protection are used in work environments where a number of hazards present a danger to the face and head, including flying particles, metal fragments, chemicals, extreme glare, dust, optical radiation and items dropped from above. The basic categories of face and head protection are faceshields and hard hats.

Faceshields are designed to protect against heat, splash and flying particles and are worn in conjunction with other protective equipment, such as plano eyewear and respirators. We offer a wide variety of use specific faceshields under both AOSafety® and Peltor® brands. The patented AO TuffMaster® line of faceshields is one of the leading brands in the market.

We also sell a broad line of hard hats, including “bump” caps, full-brim hats and traditional hard hats, featuring four or six point suspension, ratchet adjustment, and a wide selection of colors and custom imprinting. The XLR8® line of hard hats represents the latest design and functionality under the AOSafety® brand.

Other Safety: Our other safety category includes respiratory and fall protection products as well as other safety equipment. Our other safety category generated sales of $49.5 million during our fiscal year ended September 30, 2005.

Respiratory Protection. We offer a broad line of respiratory protection products in North America primarily focused on the U.S. consumer channel.

Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The respiratory market can be segmented into the following product categories: disposable masks; air-purifying respirators; self-contained breathing apparatuses; and airline respirators.

We offer a broad line of disposable dust and mist masks; cartridge-equipped quarter, half and full-face respirators; and “escape” respirators (a single-use respirator for emergencies) under the AOSafety® brand. We focus on product innovation by improving ease of use, convenience and comfort. Our product offerings include the QuickLatch® 8000 series half mask respirator and the QuickFit® full face mask respirator, each featuring a patented on-and-off latching system that can be accomplished with just one hand. The QuickLatch® 8000 line is increasing penetration in the industrial and retail paint channels.

Fall Protection. We entered the fall protection market in 2003 with the acquisition of SafeWaze, Inc. We offer a line of fall protection equipment under the AOSafety® SafeWaze™ brand name. Fall protection consists of equipment used to protect workers operating at heights, and primarily serves the construction, industrial and consumer markets. Types of equipment are traditionally broken up into two categories: soft goods and hard goods. Soft goods consist of the items a worker wears up to and including an anchor point device such as harnesses, lanyards, self-retracting lifelines, miscellaneous anchoring devices and hardware. Hard goods refer mainly to engineered, permanent anchor points systems traditionally built into structures. We focus mainly on the soft goods market. Our products are specifically designed to not only protect a worker if a fall occurs, but to allow maximum comfort, maneuverability and ergonomic safety while in use.

Safety Prescription Eyewear Segment

The Safety Prescription Eyewear, or SRx, segment manufactures and sells products under the AOSafety® brand name that are designed to protect the eyes of workers who require corrective lenses from the typical hazards encountered in the industrial and other work environments. We purchase component parts, lenses and the majority of our frames from various suppliers. We grind and shape the lenses to the end-user’s prescription, and then assemble the glasses using the end-user’s choice of frame. We view our ability to provide individual attention to each customer through Company-employed, as well as independently contracted eye-care professionals, as an essential part of our SRx business. These products serve a wide variety of end-user markets such as utilities, transportation, industrial manufacturing and federal, state and local governments.

Back to Contents

Specialty Composites Segment

Our Specialty Composites segment manufactures a wide array of energy-absorbing composites that are incorporated into other manufacturers’ products to control noise, vibration and shock. These materials are used in applications such as noise and vibration damping for precision electronics, integrated acoustical systems for business and regional jet aircraft, thermal insulation and damping for heavy duty trucks and vibration and noise control for industrial products.

Our success in this specialized industry is based on our ability to leverage our two main core competencies: (1) our proprietary computer design know-how which positions us as a design partner with industrial OEM customers to create integrated thermal, acoustic and shock solutions; and (2) our unique ability to design specialized high-performance materials such as PU, PVC and thermoplastic elastomers for a variety of end uses, including: Tufcote® acoustical products; Confor® for cushioning and shock protection; ISODAMP® for reduction of mechanical vibration; ISOLOSS® for LCD gasketing; and VersaDamp® for shock protection. Specialty Composites also produces the specially formulated foams used in the manufacture of Safety Products’ earplugs.

Specialty Composites’ marketing efforts are aimed at four key strategic segments worldwide: aircraft, precision electronic equipment, heavy-duty trucks and industrial original equipment manufacturing, or OEM.

Precision Electronic Equipment Market. This global market has increasingly focused on compact portable devices that require durability and lower noise levels. Our design expertise and proprietary energy absorbing materials and technology are critical to enterprise and consumer electronics product development, helping in the design of quieter, more rugged and higher speed devices. Among the key applications for which we have developed proprietary solutions are noise/vibration reduction and shock protection for hard disk drives in portable and desk top computers, hand held portable devices, data servers and data storage arrays.

Aircraft Market. We provide integrated thermal acoustic systems for aircraft manufacturers and refurbishers worldwide. We have integrated a full suite of computer assisted design software to create integrated thermal/acoustic solutions primarily for business and regional jets. These highly customized solutions are designed to control the interior levels of noise, vibration and thermal conditions in a weight-efficient manner, allowing aircraft OEMs to produce aircraft that have desirable passenger comfort and operational efficiency characteristics and that meet FAA regulations.

Heavy-Duty Truck Market. We provide design solutions for truck manufacturers to meet regulatory pass-by noise standards and acoustical and thermal underhood and in-cabin requirements. We design lightweight integrated systems for the truck market that include: damped or resilient gaskets and seals that absorb the vibration between body parts, specialty foam seating that reduces the level of vibration that the operator feels, cabin interior liners and floor and door panel damping that reduce the noise level and provide thermal insulation of the cabin and under hood barrier/absorber to reduce noise emission to the surroundings.

Industrial OEM Market. Our energy-control technology base, broad product line and depth of engineering experience enable us to provide highly effective, targeted solutions to manufacturers in a wide range of industries. Our engineered systems provide cost-effective acoustical and thermal solutions that include noise control treatments for pumps, power generators and compressors; vibration damping for garage door openers and laboratory centrifuges, shock protection for personal protection apparel and high performance sealing solutions for electrical control boxes and electrical systems.

Back to Contents

Sales and Marketing

We divide our sales and marketing force into our three business segments:

Safety Products Segment

Within Safety Products, sales are managed through four channels: North American Distribution; Consumer; Europe and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategy.

North American Distribution. This is the largest channel for Safety Products and is comprised of the U.S. and Canada. Approximately 1,000 North American distributors and dealers are served by 31 territory sales managers, six national account managers, 70 sales agents dedicated to the construction channel and five dedicated military/law enforcement sales agents supported by three internal sales agents. Currently, approximately 225 of our distributors qualify for our Dialog™ rebate program. Participation in the Dialog™ program requires minimum annual purchase levels and offers growth and volume rebates. The program also offers customers cooperative advertising and marketing incentives for developing marketing programs that promote our products.

Consumer. We supply personal safety products to the Consumer/DIY segment under the AOSafety® brand name. Within the Consumer/DIY marketplace, AOSafety® is the primary personal safety products brand carried by The Home Depot, Ace Hardware, Lowe’s Home Improvement Warehouse and other retailers. Our sales in this channel are managed by a corporate sales force of six agents supported by independent rep agencies.

Europe. We have a significant presence in Europe with sales offices in the U.K., Sweden, Norway, Germany, France and Italy with a total of 65 people. We sell through over 1,000 industrial distributors and organize our sales effort by country.

International. International sales are managed by 13 sales representatives located in Australia, New Zealand, Shanghai, Singapore, Miami (covering the Caribbean and Central America), Mexico, Brazil and Dubai (covering the Middle East and South Africa).

Safety Prescription Eyewear Segment (SRx)

Our SRx segment employs its own sales force to sell our products throughout North America. Approximately 87% of our safety prescription eyewear is sold directly to more than 10,000 end-users, including a majority of the industrial companies in the Fortune 500. The remainder of our SRx products are sold through the industrial distribution channel and directly to eye-care professionals.

Specialty Composites Segment

We have a Specialty Composites sales and marketing team of 21 professionals, as well as independent manufacturers representatives and select distributors to identify global sales opportunities in target markets. Once such applications have been identified, our marketing, sales and technical staffs work closely with customer product development teams to provide the customer with cost-effective, integrated solutions. Specialty Composites’ marketing efforts are aimed at four key strategic segments worldwide: precision electronic equipment, aircraft, heavy-duty trucks and OEM.

Research and Development

We place a strong emphasis on new product development, innovation and protection of intellectual property. We employ over 60 R&D scientists, engineers and technologists.

Safety Products Segment

Since its inception in 1972, our ultimate predecessor, the former E-A-R® (Energy Absorbing Resins) Division of Cabot Corporation, has been a leader in the development of technology for understanding noise, measuring noise and hearing loss, and in the development of products and programs to encourage hearing protection and conservation. To maintain that leadership position, and in order to test the efficacy of our hearing protection products, we own and operate a National Voluntary Laboratory Accreditation Program laboratory in the United States. We also operate sound chambers and testing facilities in the United States and Sweden that measure the performance of our materials and designs. With these and other capabilities, we believe we continue to be a leader in the development of both passive hearing products and communication headsets. Similarly, we believe that we have been a pioneer and leader in the development and testing of safety eyewear, maintaining and operating extensive facilities for the design and testing of these products. Many of our research and development personnel are recognized experts in the safety products industry and are members of various committees of standard-setting organizations.

We are making a significant investment in research and development in the Safety Products segment. This includes investing in outside consultants to adapt existing technology to communication headsets primarily for military applications. In addition, we recently established a research and development operation in China to support our consumer headset and eyewear products.

Back to Contents

Safety Prescription Eyewear Segment

This segment shares resources with the Safety Products segment in the areas of coating technology, automation and manufacturing process improvements. This segment works extensively with outside suppliers for the development of frames, lenses and coatings.

Specialty Composites Segment

Specialty Composites’ research and development efforts focus on developing proprietary materials and enhancing existing products in order to meet customer needs identified by our marketing, sales and technical staffs. Products such as Versa Damp™ thermoplastic elastomers, Confor® energy-absorbing foams and products to meet no-idle trucking regulations and FAA requirements on burn-through have been developed as a result of these efforts. R&D has been a key factor driving sales growth in an increasing number of applications across all markets served by Specialty Composites.

Over the last two years, we have invested in computer modeling capabilities and personnel. Our use of statistical energy analysis, finite element analysis and sound quality has created a competitive advantage by enabling us to develop faster and more accurate design solutions for our customers.

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

Back to Contents

Manufacturing Operations

Our core manufacturing strengths include: foam casting, molding and fabricating for Specialty Composites’ products (including the foam used in the manufacture of earplugs); proprietary high-speed assembly and packaging of earplugs; optical quality plastic injection molding and coating; automated eyewear assembly and packaging; precision molding for hearing attenuation; assembly, grinding, polishing and coating of prescription eyewear; and automated earmuff and wire bending assembly.

Approximately 75% of our cost of goods sold is associated with internally manufactured products that we sell, and the balance is externally sourced or contract manufactured. We have implemented a strategy of sourcing or utilizing contract manufacturers where we have limited competences and there is a clear cost advantage. We are working with a limited number of contract manufacturers in the United States, Mexico and Eastern Europe to assemble and/or manufacture products. We use selected Asian suppliers for some product lines to complement our product lines. We expect to continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins.

All of our manufacturing sites have implemented a number of initiatives including lean manufacturing concepts and an extensive Kaizen event schedule. During 2005, we introduced Demand Flow Technology, or DFT and developed our first pilot line at our Southbridge, Massachusetts location. Our plan is to implement DFT at all of our manufacturing locations. Our continuous improvement efforts continue to result in significant improvements in the areas of safety, quality, cost, and customer service.

Consistent across all of our manufacturing operations is an emphasis on using world class manufacturing standards to produce high-quality products. Currently, the majority of our manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that we have achieved and sustained a high degree of quality and consistency with respect to our products. We have also attained QS 9000 certification for the Specialty Composites operations in Indianapolis and Newark, and our operations in Sweden have achieved ISO 14001 certification. We believe that ISO certification is an increasingly important selling feature both domestically and internationally, as certain customers require ISO certification from all their vendors.

Safety Products Segment

We believe our Indianapolis, Indiana plant is one of the largest earplug manufacturing facilities in the world. It fabricates, molds, assembles and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. The plant’s high-speed robotic facility facilitates low cost, high-volume, and short supply chain production techniques.

The Southbridge, Massachusetts facility is our largest manufacturing site and manufactures a wide variety of personal protection equipment, including respiratory devices, reusable earplugs and ear-muffs, head and face products and a broad offering of safety eyewear products.

Our principal international manufacturing operations are located in Poynton, England and Varnamo, Sweden. The Poynton facility serves customers in Western Europe, producing and packaging earplugs and other hearing and eyewear products. The Varnamo, Sweden plant is the principal Peltor manufacturing location supplying finished goods and components to our customers and subsidiaries.

Safety Prescription Eyewear Segment

Our SRx manufacturing facilities generally possess lens surfacing, edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. Following manufacture, the lenses are then fitted into frames and shipped to customers.

SRx production operations are comprised of two facilities located in the U.S., one in Canada and one in England. The U.S. locations are in Indiana and Oklahoma and both locations include customer service. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small customer service operation in Montreal, produces SRx products for the Canadian market. In Poynton, England, we have a small plant that performs edging and assembly operations and serves primarily the U.K. and French markets. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually.

Back to Contents

Specialty Composites Segment

Specialty Composites’ products are manufactured in Indianapolis, Indiana, and Newark, Delaware. The Indianapolis plant supplies specially formulated foam for earplugs, manufactures and fabricates sheet and roll polyvinyl chloride and polyurethane materials. This facility also houses technical support functions, including research and development, applications engineering, sales and marketing administration, quality assurance and customer service support. The Newark, Delaware facility manufactures polyurethane foams and houses our proprietary, thin sheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass-through line. Product development for this facility is onsite.

Distribution Operations

We fill virtually all of our domestic orders and certain segments of our international orders through our distribution center located in Indianapolis, IN, which has bar-code scanning capabilities to assure rapid turn-around time and high service levels for customer orders. A key feature of the distribution center is the ability to ship a single customer order with multiple products, thus achieving a high fill rate, which minimizes backorders and maximizes customer satisfaction. Our products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to our business.

Service from road carriers is readily available in Indianapolis, with competitive pricing for both inbound and outbound business. In addition, we make direct customer shipments from Concord, North Carolina and Newark, Delaware (Specialty Composites). European orders are filled from distribution facilities near Manchester, U.K. and in Varnamo, Sweden. During 2005, we initiated a distribution facility agreement with a third party in Australia to better serve our growing customer base in the region.

During 2005, we expanded operations to mainland China. Functions operating within China include Sales, Customer Service, Engineering, and Purchasing. The expansion to China helps us provide better service to our existing customers in this portion of the world and positions us to further expand our global market.

Also during 2005, a partnership agreement was established with a major Chinese sourcing company to achieve Asia procurement savings. This company has over two decades of experience in sourcing from China; it focuses on select clients and provides sourcing capability from China/Asia. With over 300 locally based personnel for Purchasing, Quality Control and Logistics Management, we believe that this partnership will shorten our supply chain and generate substantial material savings.

Competition

The global PPE market is highly fragmented. We estimate that there are several hundred manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. We believe that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand name recognition and, to a lesser extent, price. From a competitive standpoint, we believe we are currently well situated, primarily because of our brands’ size and our broad product offerings, to compete in this fragmented industry. We enjoy certain economies of scale that are not available to smaller competitors and our advanced distribution center further facilitates timely and accurate deliveries.

Several manufacturers compete in noise and vibration control, but few if any of our Specialty Composites segment’s competitors offer the complete range of technology and energy-control materials as we do. Thus we are able to differentiate ourselves by leveraging our technology, engineering and wide ranges of proprietary products into energy control solutions or systems that add value to customers’ products. In markets where technology is of particular value we are able to command better margins due to our product solution and positioning. There are however market segments in which we compete where price is still a significant factor. .We believe that participants in this market generally compete on the basis of design capability, solution package characteristics (functional performance and installation ease), product quality, service, reputation and installed cost.

Back to Contents

Employees

As of September 30, 2005, we had 1,659 employees, of whom 1,053 were primarily engaged in manufacturing, 403 in sales, marketing, customer service and distribution, 66 in research and development and 137 in general and administrative. We believe our employee relations are good. We have one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 61 members of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (out of a total of 74 employees), and our relations with these union members are fully satisfactory. The union contract expires on June 27, 2007.

Patents and Trademarks

We own and have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business. We place significant value on our trademark for the color yellow for earplugs in the United States, Canada, Belgium, Netherlands and Luxembourg and on our overall patent portfolio. However, no single patent or patent application is material to us. Our patents expire at various times in the future not exceeding 20 years.

Government Regulation

As a manufacturer of safety products, we are subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States of America are the following: (i) the Occupational Safety and Health Administration, or OSHA, which regulates the occupational usage of all PPE, (ii) the Environmental Protection Agency, which regulates labeling of hearing protection devices; and (iii) the Mine Safety and Health Administration and the National Institute for Occupational Safety and Health, both of which certify respirators. These agencies generally mandate that our products meet standards established by private groups, such as the American National Standards Institute. Our products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Standardization and Standards Australia in order to be sold in these markets. Our products are also subject to the Export Administration Regulation administered by the Department of Commerce, and certain products are subject to the International Traffic in Arms Regulations administered by the Department of State. We believe we are in compliance in all material respects with the regulations and standards of these governmental bodies.

Environmental Matters

We are subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. We believe that we are in substantial compliance with all such laws and regulations. We have an active program to ensure environmental compliance and achievement of environmental goals and objectives. We will continue to implement Environmental Management Systems at our manufacturing facilities. The consequence for violating these laws and regulations can be material. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, if a release of hazardous substances occurs on or from our properties or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at any of our properties or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, for example, costs of investigation and cleanup of the contamination, natural resource damages, damage to properties and personal injuries. Environmental laws and regulations are complex, change frequently and have tended to become more strict over time. If more stringent environmental laws or regulations are enacted, these future laws could have a material adverse effect on our results of operations.

Back to Contents

Item 2. Properties

We own and/or lease facilities in the United States, Canada, Europe and China. The following table sets forth the location of each, its square footage and the principal function as of September 30, 2005.

	Approximate
Location	Square Feet	Function

SAFETY PRODUCTS
Southbridge, Massachusetts	198,984	Manufacturing/Administration
Indianapolis, Indiana (1)	226,794	Distribution/Customer Service
Indianapolis, Indiana (2)	81,540	Manufacturing/Corporate Headquarters
Concord, North Carolina	17,500	Manufacturing/Distribution/Customer Service
Poynton, England (3)	74,331	Sales/Manufacturing/Distribution/Customer Service
Varnamo, Sweden (2)	144,130	Sales/Manufacturing/Distribution/Customer Service
Ettlingen, Germany	14,661	Sales/Customer Service
Paris, France	1,894	Sales Office
Barcelona Spain	(*)	Sales Office
Milan, Italy	(*)	Sales Office
Barrie, Ontario, Canada	4,768	Manufacturing/Distribution/Customer Service
Oslo, Norway	6,300	Sales/Distribution/Customer Service
Joinville-le-Pont, France	10,200	Sales/Distribution/Customer Service
Shanghai, China	(*)	Sales Office

SAFETY PRESCRIPTION EYEWEAR

Chickasha, Oklahoma	35,000	Manufacturing/Customer Service
Plymouth, Indiana	9,500	Manufacturing/Customer Service
Mississauga, Ontario, Canada	12,300	Manufacturing/Customer Service
Montreal, Quebec, Canada	1,800	Customer Service
Newport News, Virginia	1,400	Customer Service

SPECIALTY COMPOSITES

Indianapolis, Indiana (2)	155,800	Manufacturing/Distribution/Customer Service
Newark, Delaware (2)	79,650	Manufacturing/Distribution
Newark, Delaware	61,642	Warehouse/Distribution
Shenzhen, China	1,850	Sales/Customer Service/Administration

(1) This facility also serves as an international distribution center.

(2) We own this facility. (All other facilities are leased.)

(3) This facility’s primary function is manufacturing safety products.

(*) Less than 1,000 square feet.

We believe that our facilities are suitable for our operations and provide sufficient capacity to meet our current requirements. We believe that we will be able to renew each of our leases upon their respective expiration dates on commercially reasonable terms. In addition, we believe that we will be able to lease suitable additional or replacement space on commercially reasonable terms.

Back to Contents

Item 3. Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $0.4 million to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the merger agreement with AC Safety Acquisition Corp. (the “Merger Agreement”), Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from April 7, 2004 (the “Acquisition Date”). Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996. Claims related to Eastern Safety Equipment have historically been covered by that company’s insurers under a reservation of rights.

The following table sets forth information concerning respiratory claims filed against the Company in fiscal 2003, 2004 and 2005.

Back to Contents
		Silica			Asbestos

	Through September 30, 2003	October 1, 2003 through September 30, 2004	October 1, 2004 through September 30, 2005	Through September 30, 2003	October 1, 2003 through September 30, 2004	October 1, 2004 through September 30, 2005

Number of claims at beginning	135	6,629	11,087	564	4,143	4,282

Increases in number of claims	6,529	4,586	2,409	3,862	152	1,074	[1]

Number of claims settled	13	0	2	245	1	0

Number of claims dismissed without payment	22	128	780	38	12	1,232

Ending number of claims	6,629	11,087	12,714	4,143	4,282	4,124

Average amount per claims settled	$24.36	N/A	$16.99	$83.24	$0	$0

Average amount per claims closed[2]	$9.05	0	$0.04	$72.06	$0	$0

(1) The 1,074 new asbestos claims include 114 claims that allege exposure from clothing, which the Company never manufactured.

(2) The difference between average amount for claims “settled” versus average amount for claims “closed” is that some claims are dismissed or withdrawn without having to pay a settlement or any amount. The “average amount per claim closed” includes claims closed by both settlement and by dismissal without payment while the “average amount per claim settled” is for claims settled.

In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that the Company has some risk of legal liability as a successor (“Additional Claims”). During fiscal 2005, the Company paid a total of $1.6 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which the Company was named as a defendant and Additional Claims. During fiscal 2005 the Company paid a total of $0.7 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims. Also in fiscal 2005, in addition to the cases in the above chart, the Company paid $0.3 million to settle approximately 4,449 claims, involving a still being determined ratio of claims in which the Company was named as a defendant and Additional Claims and therefore the above table does not reflect the settlement of these claims. In addition, the Company may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against the Company.

The above information was based on data compiled by a third party that tracks numbers of cases and settlements on behalf of the “AO Defense Group” and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the “AO Safety” brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also during fiscal 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a subsidiary of Aearo which is in the process of winding up its affairs. In addition, during fiscal 2005 the Company paid $0.1 million, net of insurance proceeds, to settle a safety eyewear product liability claim.

Back to Contents

At September 30, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $5.1 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.3 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004 is primarily attributed to the payment of $1.6 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over a prior two year time period, $0.7 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims, the payment of $0.3 million, as referenced above, for the settlement of 4,445 claims during fiscal 2005, and $0.1 million, net of insurance proceeds, to settle a safety eyewear product liability claim. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long term projections, the Company has determined that the five-year period through fiscal 2010 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders

On October 11, 2005, the Company held a special meeting of stockholders. The stockholders approved the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the year ending September 30, 2006 with a total of 2,534,965 votes in favor and 2,547 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 2,535,239 votes in favor of each director and 2,273 abstention votes for each director: Michael A. McLain, Douglas R. Korn, John D. Howard, Peter Cureton and Nick White.

Back to Contents

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for our common stock. As of November 1, 2005, one hundred percent of our stock was held by our parent, Aearo Corporation. As of November 1, 2005, there were outstanding 2,537,512 shares of common stock, par value $0.01 per share, of Aearo Technologies Inc. (“Aearo Technologies Common Stock”) the parent of Aearo Corporation. Substantially all of the Aearo Technologies Common Stock is held, collectively, by Affiliates of Bear Stearns Merchant Capital II, L.P., Vestar Capital Partners, L.P. (together with certain related persons, “Vestar”) and management. As of November 1, 2005 there were 56 shareholders of record of Aearo Technologies Common Stock.

On April 7, 2004, the Company paid a dividend of $14.3 million to Aearo Corporation in connection with the Merger Agreement to retire the outstanding debt of Aearo Corporation.

On May 5, 2005, the Company’s Board of Directors declared a cash dividend of approximately $35.0 million to be paid to the Company’s parent, Aearo Corporation, the sole holder of common stock. On May 7, 2005 Aearo Corporation paid a cash dividend to Aearo Technologies Inc., the Company’s ultimate parent, who used the proceeds to make a partial redemption of its preferred stock. The Company used available cash to fund the dividend.

Item 6. Selected Financial Data

On April 7, 2004, the Company’s parent, Aearo Corporation, was acquired by Aearo Technologies Inc. and its subsidiary AC Safety Acquisition Corp. for $409.3 million. AC Safety Acquisition Corp. was merged into Aearo Corporation. The Company continues to be wholly-owned by Aearo Corporation, however, on the acquisition date, 100% of the purchase price paid for Aearo Corporation was pushed down to the Company. Accordingly, the historical consolidated financial information of the predecessor Aearo Company I is not comparable to the consolidated information of the successor Aearo Company I for the periods after March 31, 2004.

The selected historical financial data as of and for the periods ended September 30, 2001, 2002, 2003 and March 31, 2004 are derived from the consolidated financial statements of predecessor Aearo Company I and subsidiaries. The selected historical financial data as of and for the six months ended September 30, 2004 and year ended September 30, 2005 are derived from the consolidated financial statements of successor Aearo Company I and subsidiaries and should be read in conjunction with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

Back to Contents
	Predecessor							Successor

	Years Ended September 30,					Six Months Ended March 31,		Six Months Ended September 30,	Year Ended September 30,
	2001	2002		2003		2004		2004	2005

Statement of Operations Data:
Net Sales —
Safety Products	$206,358	$208,538		$242,263		$127,964		$146,393	$318,450
Safety Prescription Eyewear	39,076	40,834		40,028		20,337		19,503	39,446
Specialty Composites	38,428	37,495		34,137		21,278		27,365	65,524

Total net sales	283,862	286,867		316,428		169,579		193,261	423,420
Cost of Sales	155,213 (2)	150,397	(3)	164,019	(4)	89,056		118,491 (6)	216,710

Gross profit	128,649	136,470		152,409		80,523		74,770	206,710
Operating Expenses —
Selling and administrative	87,286	91,903		101,257		56,835		56,752	131,232
Research and technical service	5,162	5,740		6,402		3,623		4,028	9,175
Amortization expense	6,530	6,293		267		242		2,631	5,229
Other charges (income), net	680	1,475		1,737		(506)		1,545	288
Restructuring charge	9,077 (2)	(100)	(3)	—		(1,091)	(5)	—	—

Operating income	19,914	31,159		42,746		21,420		9,814	60,786
Interest expense, net	23,755	20,091		19,456		10,836		15,908	22,010

Income (loss) before income taxes	(3,841)	11,068		23,290		10,584		(6,094)	38,776
Provision (benefit) for income
taxes	(1,907)	1,774		2,603		2,020		(984)	11,187

Net income (loss)	$(1,934)	$9,294		$20,687		$8,564		$(5,110)	$27,589

Other Data:
Depreciation and amortization	16,653	17,251		11,369		6,173		7,651	15,860
Capital expenditures	7,799	9,653		10,316		5,006		4,521	7,665
Ratio of earnings to fixed charges (1)	—	1.5	x	2.1	x	1.9	x	—	2.6	x

Balance Sheet Data (at period-end):
Total assets	$261,302	$270,169		$293,516		$298,099		$516,372	$501,345
Debt	202,229	195,562		213,553		196,463		304,481	301,057
Stockholder’s equity	9,743	21,527		33,458		43,714		82,092	73,605

Back to Contents

Notes to Selected Financial Data:

1	.	Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs) and a portion of rent expense assumed to be interest. Earnings for the year ended September 30, 2001 were inadequate to cover fixed charges by $3.8 million. Earnings for the six month period ended September 30, 2004 were inadequate to cover fixed charges by $6.1 million.

2	.	On September 30, 2001, the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long term profitability. The plan included the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company’s Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines (See Note 15 of Notes to Consolidated Financial Statements).

3	.	During fiscal 2002, the Company reversed $0.6 million of reserves related to the September 30, 2001restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The inventory provision of $0.5 million was classified as cost of sales with the remaining $0.1 million classified as operating expenses.

	4.	During fiscal 2003, the Company reversed $0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory. The inventory provision of $0.3 million was classified as cost of sales.

	5.	During the six month period ended March 31, 2004, the Company reversed $1.1 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate related to amounts for non-cancelable lease obligations due to the renegotiation of the subject lease that was completed in the second quarter.

	6.	As a result of the Merger Agreement on April 7, 2004, the Company recorded a non-recurring charge of $17.1 million resulting from the write-up of inventory required by Statement of Financial Accounting Standards (“SFAS”) No. 141 on the merger date and subsequent sale of such inventory

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aearo is a global leader in the hearing, eye, face, head and respiratory protection segments of approximately $15.0 billion global personal protection equipment, or PPE, market. We manufacture hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, fall protection equipment, hard hats and first aid kits that enhance the health and safety of workers. Our products are manufactured and marketed under the brand names AOSafety®, E-A-R®, Peltor® and SafeWaze®, which are well known in the PPE market. We also manufacture a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. These products are marketed under our brand name E-AR® Specialty Composites.

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

The Company has used selective acquisitions, in targeted markets or product lines, to enhance its strategies. Over the past nine years we have made eleven acquisitions, with the most recent being the March 2003 acquisition of SafeWaze, which brought the fall protection product line and greater access to the construction channel.

On March 10, 2004, Aearo Corporation, the Company’s parent, entered into a Merger Agreement with Aearo Technologies Inc. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the “Merger”). Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of Aearo Technologies Inc. The aggregate purchase price was $409.3 million, including estimated fees and expenses. The Merger was financed with $303.7 million of new debt consisting of $175.0 million of 8.25% senior subordinated notes and a $125.0 million senior credit facility, $3.7 million of assumed debt, $4.3 million of cash and $101.3 million of equity. Aearo Corporation accounted for the Merger in accordance with SFAS No. 141, “Business Combinations”, and allocated the purchase price to assets and liabilities based on their fair values. Aearo Corporation’s new basis of accounting was pushed down to the Company, therefore, the historical financial information of the predecessor Aearo Company I is not comparable to the financial information of the successor Aearo Company I for periods after March 31, 2004.

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

Income Taxes – The Company is included in the consolidated tax returns filed by Aearo Technologies Inc. All taxes are recorded as if separate, standalone returns are filed. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred tax asset for net operating losses is dependent on generating sufficient future taxable income in the United States prior to the expiration of the net operating losses and credit carryforwards, which expire over various periods ranging from 2010 to 2021 and are subject to certain limitations on their use after the merger transaction. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. At September 30, 2004, the Company’s deferred tax asset for domestic net operating losses was partially offset by a valuation allowance of $7.5 million. During the period ended September 30, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic net operating losses will be realized and consequently reversed the $7.5 million valuation allowance. Since the valuation allowance related to Aearo predecessor’s net operating losses, goodwill was reduced for this reversal.

Product Liabilities -The Company has established reserves for potential product liabilities that arise out of the use of the Company’s products. A significant amount of judgment is required to quantify the Company’s ultimate exposure in these matters and the reserve is estimated based on currently available information and historical claims experience. Reasonable estimates of its probable product liabilities substantially related to asbestos and silica-related claims are determined by the Company based on data provided by a third party and past cases and settlements. The Company has determined that the five year period through 2010 is the most reasonable time period for projective asbestos and silica-related claims and defense costs. From time to time, the Company may seek the assistance of an independent consultant to assess the adequacy of the reserve. While the Company believes that the current level of reserve is adequate, changes in the future could impact these determinations.

Pension Plan - The valuation of the Company’s pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company’s pension reporting are reviewed annually and compared with external benchmarks and internal operating trends to assure that they accurately account for future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expense and funding requirements.

Back to Contents

Revenue Recognition and Allowance for Doubtful Accounts - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year’s sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers that achieve specified volume levels with funds to assist the customers with marketing the Company’s products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company’s products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the years ended September 30, 2003, 2004 and 2005 were $1.7 million, $1.9 million and $2.6 million, respectively.

An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer’s credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Cost of Goods Sold. Cost of goods sold includes all costs to manufacture the Company’s products including raw materials, which include inbound freight and import duties, direct labor, plant supervision, maintenance labor and parts, quality control, receiving, purchasing, production planning, manufacturing supplies, scrap, rework, utilities, depreciation, property taxes, sales and use taxes and insurance.

Selling and Administrative Expenses. Selling and administrative expenses include salaries and benefits for selling, marketing, customer service, finance and human resources personnel, direct marketing expenses, trade show expenses, commissions, selling expenses, bad debts, advertising, travel and entertainment, office supplies, recruiting, relocation, legal expenses, accounting fees, consulting and warehousing, shipping and handling expenses incurred after the point of manufacture.

Goodwill and Impairment of Long-Lived Assets - SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In testing for a potential impairment of goodwill, SFAS No. 142 requires the Company to individually allocate and assign the carrying value of assets and liabilities (including goodwill and intangible assets) to specific reporting units or business segments, estimate the fair value of the reporting units or business segments, and determine goodwill impairment by comparing the estimated fair value to the assigned carrying value. The process of evaluating the potential impairment is highly subjective and requires significant judgment at many points during the analysis. The Company evaluates long-lived assets, including other intangible assets, of identifiable reporting units for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. Cash flows used in the potential impairment evaluation are based on management’s estimates and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

Back to Contents

Results of Operations

The following discussion provides a comparison of the results of operations for the successor company for the fiscal year ended September 30, 2005, and that of the predecessor company on a combined basis for the fiscal year ended September 30, 2004 with the historical results of operations of the predecessor company for the fiscal year ended September 30, 2003. The discussion is provided for comparative purposes only, but the value of such comparison may be limited. The combined results of operations for the fiscal year ended September 30, 2004 include the results of operations of the predecessor company for the six months ended March 31, 2004, combined with the results of operations of the successor company for the six months ended September 30, 2004. The combined financial information for the year ended September 30, 2004 is merely additive and does not give proforma effect to the Merger transaction. Our results of operations after March 31, 2004 are not comparable to the results of operations of the predecessor company for the periods prior to April 1, 2004. The information regarding results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.

The following table sets forth the major components of the Company’s consolidated statements of operations expressed as a percentage of net sales.

	Years Ended September 30,

	2003	2004(1)	2005

Net sales:
Safety Products	76.6%	75.6%	75.2%
Safety Prescription Eyewear	12.6	11.0	9.3
Specialty Composites	10.8	13.4	15.5

Total net sales	100.0	100.0	100.0
Cost of sales	51.8	57.2	51.2

Gross profit	48.2	42.8	48.8
Selling and administrative	32.0	31.3	31.0
Research and technical services	2.1	2.1	2.2
Amortization expense	0.0	0.8	1.2
Other charges (income), net	0.6	0.3	0.1
Restructuring	0.0	(0.3)	—

Operating income	13.5%	8.6%	14.4%

(1) Reflects a new basis of accounting subsequent to April 7, 2004 due to the Merger.

Back to Contents

Fiscal 2005 Compared to Fiscal 2004

Net sales in the year ended September 30, 2005 increased 16.7% to $423.4 million from $362.8 million in the year ended September 30, 2004. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments and foreign currency translation. The weakness of the U.S. dollar favorably impacted net sales by $7.7 million. The Safety Products segment net sales in the year ended September 30, 2005 increased 16.0% to $318.4 million from $274.4 million in the year ended September 30, 2004. The increase in net sales resulted from a 13.4% increase in organic growth and a 2.6% increase due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for thirteen consecutive quarters. The Company attributes this growth to an improved economy and its ability to generate market share gains enabled by its breath of product offerings complemented by successful introductions of new products into the markets it serves. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2005 decreased slightly to $39.4 million from $39.8 million in the year ended September 30, 2004. Specialty Composites’ net sales in the year ended September 30, 2005 increased 34.7% to $65.5 million from $48.6 million in the year ended September 30, 2004. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets.

Gross profit for the year ended September 30, 2005 increased 33.1% to $206.7 million from $155.3 million for the year ended September 30, 2004. Gross profit for 2004 was adversely affected by a non-recurring charge of $17.1 million resulting from the write-up of inventory required by SFAS No. 141 on the merger date and subsequent sale of such inventory. Gross profit as a percentage of sales for the year ended September 30, 2005 was 48.8% as compared to 47.5% for the year ended September 30, 2004 with fiscal year 2004 calculated by excluding the effects of the purchase accounting adjustment. The improvement in the gross profit percentage, to the highest gross profit percentage in the Company’s history, is primarily due to the favorable impacts of higher manufacturing volumes in the Company’s plants covering its manufacturing costs, favorable product mix, productivity improvements and the impact of foreign currency translation. The Company’s gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the year ended September 30, 2005, increased 20.8% to $161.1 million from $133.4 million, when excluding the effects of the purchase accounting adjustment, in the year ended September 30, 2004. The increase in gross profit is primarily due to the favorable impacts of higher manufacturing volumes in the Company’s plants covering its manufacturing costs due to an improved economy and the Company’s ability to successfully introduce new products into the markets it serves, favorable product mix, productivity improvements and the impact of foreign currency translation. The Safety Prescription Eyewear segment gross profit in the year ended September 30, 2005, decreased slightly to $17.8 million from $18.5 million in the year ended September 30, 2004, when excluding the effects of the purchase accounting adjustment, primarily as a result of the slight decline in sales volume and the mix in sales of our products. The Specialty Composites’ segment gross profit in the year ended September 30, 2005, increased $9.0 million, or 47.8%, to $27.8 million from $18.8 million in the year ended September 30, 2004, when excluding the effects of the purchase accounting adjustment. The increase was primarily driven by market share gains and an improving economy driving volume increases in the precision electronics, truck, aircraft and industrial markets. Productivity and improved manufacturing absorption, due to a higher level of production in Specialty’s plants, also favorably impacted gross profit.

Operating expenses for the year ended September 30, 2005 increased 17.6% to $145.9 million from $124.1 million for the year ended September 30, 2004. The increase in operating expenses was primarily driven by increases in selling and administrative, research and technical services expenses, amortization expense, and an absence of income as a result of the prior year’s partial reversal of a prior period’s restructuring provision. Selling and administrative expenses included higher levels of variable selling expenses, as well as increased marketing expenses to support new product launches and our global brands. Selling and administrative expenses as a percentage of net sales improved to 31.0% in the year ended September 30, 2005 as compared to 31.3% for the year ended September 30, 2004. The increase in 2005 compared to 2004 in selling and administrative expenses included approximately $1.6 million due to foreign currency translation, $1.7 million due to variable selling expenses, as well as approximately $2.0 million in increased marketing expenses to support new product launches and build brand support. Amortization expense increased approximately $2.3 million due to the fair value allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger. The restructuring provision adjustment of $1.1 million of income in the year ended September 30, 2004 was the result of a change in estimate relating to non-cancelable leases. The decrease in other charges (income), net of $0.8 million was primarily attributed to the bond call premium of $1.5 million paid as a result of the Merger Agreement that was expensed in the year ended September 30, 2004.

Back to Contents

Operating income for the year ended September 30, 2005 increased 94.9% to $60.8 million from $31.2 million for the year ended September 30, 2004. Operating income in 2004 included a non-recurring charge of $17.1 million resulting from the write-up of inventory and a $1.7 million increase in depreciation and amortization for identifiable intangible assets written up to fair value as required by SFAS No. 141 on the merger. Operating income in the year ended September 30, 2005 includes additional amortization expense of approximately $2.4 million due to the fair value allocation of purchase price to finite lived intangible assets required by SFAS No. 141 due to the Merger. Excluding the effects of the purchase accounting adjustments for both years, operating income increased by $14.2 million and as a percentage of net sales for the year ended September 30, 2005 increased to 15.2% from 13.8% for the year ended September 30, 2004.

Interest expense, net, for the year ended September 30, 2005 decreased to $22.0 million from $26.7 million for the year ended September 30, 2004. Interest expense for the year ended September 30, 2004 included the write-off of approximately $3.9 million for deferred financing fees related to the redemption of the $98.0 million face value, 12.50% senior subordinated notes, which were an obligation of the predecessor company and the repayment of the Company’s old senior bank facilities. In addition, the Company incurred an incremental 30 days of interest of $1.0 million on the 12.50% senior subordinated notes between the call date for the 12.50% senior subordinated notes and the redemption date. Net of the write-off of deferred financing fees and the incremental senior subordinated notes interest, the interest expense for the year ended September 30, 2005 increased $0.2 million due to the higher level of borrowings under the Company’s new credit facility and the 8.25% senior subordinated notes.

The provision for income taxes for the year ended September 30, 2005 was $11.2 million compared to $1.0 million for the year ended September 30, 2004. The effective tax rate for the year ended September 30, 2005 and 2004 was different from the statutory rate due to the mix of income between the Company’s foreign and domestic subsidiaries. Generally, the foreign tax rates of our foreign subsidiaries are lower than the domestic statutory rate. In addition for the year ended September 30, 2005, a benefit was recorded to adjust estimated post merger net operating loss carry forwards.

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

The provision for income taxes for the year ended September 30, 2004 was $1.0 million compared to $2.6 million for the year ended September 30, 2003. The effective tax rates for the year ended September 30, 2004 and 2003 were different from the statutory rates due to the mix of income between the Company’s foreign and domestic subsidiaries. The Company’s foreign subsidiaries had taxable income in their foreign jurisdictions while the Company’s domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits at September 30, 2004, the tax benefits for net operating losses were partially offset by a valuation allowance.

Effects of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company’s selling and distribution costs are also denominated in these currencies, a large portion of product costs is U.S. dollar denominated. As a result, a decline in the value of the U.S. dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company’s Peltor® operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company may utilize forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the Company’s revenues or results of operations.

Merger Agreement

On March 10, 2004, Aearo Corporation, the Company’s parent, entered into a Merger Agreement with Aearo Technologies Inc. and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004. Pursuant to the terms of the Merger Agreement, AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of Aearo Technologies Inc. The aggregate purchase price was $409.3 million, including fees and expenses. The Merger was financed with approximately $303.7 million of new debt consisting of $175.0 million of 8.25% senior subordinated notes and a $125.0 million senior credit facility, $3.7 million of assumed debt and by $4.3 million of cash and $101.3 million of equity.

Liquidity and Capital Resources

The Company’s business is affected by macroeconomic activity, mainly manufacturing output in developed nations. In addition, significant changes in product mix and volume can impact the Company’s liquidity and capital resources in both the short term and long term. The Company believes that its disciplined approach to cost control, its diversification into consumer and other channels and the available capacity on its revolving credit facility will enable the Company to maintain adequate liquidity and capital resources in an economic downturn. The introduction of new products is likely to continue to favorably impact liquidity and capital resources in periods of economic growth, although there are no guarantees that this trend will continue in the future.

Back to Contents

The Company’s sources of funds have consisted primarily of operating cash flow and debt financing. The Company’s uses of those funds consist principally of debt service, capital expenditures, dividends and acquisitions.

The Company’s debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes (“8.25% Notes”) due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the “Term Loans”) with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility (“Revolving Credit Facility”) providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) effective April 28, 2005 an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the “Senior Bank Facilities”). Since the Acquisition Date, the Company’s debt has been negatively impacted by $0.1 million related to the fluctuation of the Euro relative to the U.S dollar as of September 30, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans were approximately $123.2 million and $126.0 million at September 30, 2005 and September 30, 2004, respectively. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2005 and September 30, 2004, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.6 million and $1.4 million of letters of credit outstanding at September 30, 2005 and September 30, 2004, respectively. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of September 30, 2005.

On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, up to $35.0 million of cash distributions to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to Aearo Technologies Inc., its parent, to be used by Aearo Technologies Inc. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment (i) modified the amount of the incremental Term Loan commitment from $60.0 million to $75.0 million (ii) eliminated the termination date for the incremental Term Loan commitment and (iii) allowed for incremental Term Loans in Euros.

On May 5, 2005, the Company’s Board of Directors declared a cash dividend of $35.0 million to be paid to the Company’s parent, Aearo Corporation, the sole holder of the Company’s common stock. On May 7, 2005 Aearo Corporation paid a cash dividend to Aearo Technologies Inc., the Company’s ultimate parent, which was used to make a partial redemption of its preferred stock. The Company used available cash to fund the dividend.

The Company typically makes capital expenditures related primarily to new product development and the maintenance and improvement of its manufacturing facilities. The Company’s principal source of cash to fund these capital requirements is cash from operations. The Company spent $7.7 million for capital expenditures for the year ended September 30, 2005. The Company spent $9.5 million for capital expenditures for the year ended September 30, 2004 and spent $9.9 million, plus an additional $0.4 million under capital leases, for capital expenditures for the year ended September 30, 2003. The Company plans to spend approximately $13.0 million for capital expenditures in fiscal year 2006, which is expected to be funded by operating cash flow.

The Company’s net cash provided by operating activities for the year ended September 30, 2005 totaled $45.6 million as compared to $41.0 million for the year ended September 30, 2004. The increase of $4.6 million was due primarily to a $10.0 million increase related to the increase in net income adjusted for cash and non-cash charges (depreciation, inventory purchase accounting adjustment, amortization, deferred taxes and other), offset by a $5.4 million decrease related to the net changes in assets and liabilities. The Company’s net changes in assets and liabilities was primarily driven by a decrease in cash from receivables and inventory, partially offset by an increase in cash from accounts payable and accrued liabilities and other, net.

Back to Contents

Net cash used for investing activities was $6.2 million for the year ended September 30, 2005 as compared to $9.5 million for the year ended September 30, 2004. The decrease in net cash used by investing activities is primarily attributed to the completion of various automation projects in 2004. Net cash used for financing activities for the year ended September 30, 2005 was $36.8 million compared with net cash used by financing activities for the year ended September 30, 2004 of $10.5 million. The change is primarily due to the dividend made to the parent company.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long term rate of return on plan assets. To develop the expected long term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on Actuarial Standard of Practice No. 27 and interpretation of this standard, the SFAS No. 87 long term rate of return on asset assumption must fall within a “best estimate range” – that is, a range of returns within which the actual return is more likely than not to fall. This “best estimate range” equates to a 20-year compound average return derived using the outside actuarial firms’ proprietary Portfolio Return calculator (PRC), reflecting the asset allocation of the trust with appropriate adjustments for investment, trading, management and administrative expenses that are paid from the trust. For purposes of determining the 25th to 75th percentile range, the PRC uses the outside actuarial firms’ capital market assumptions with respect to each class to develop the probability distribution of returns. The independently developed rate of 8.00% falls within the 25th and 75th percentiles of 4.96% and 8.61%, respectively. The discount rate was lowered to 5.5% for the fiscal year ended September 30, 2005 from 6.0% for the fiscal year ended September 30, 2004. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.1 million impact on annual pension expense.

The variability of asset returns and discount rates may have either a favorable or unfavorable impact on the Company’s pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions were required to be made in fiscal 2005, although the Company elected to make an additional contribution of $0.3 million. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Fiscal year 2006	$1,047
Fiscal year 2007	561
Fiscal year 2008	753
Fiscal year 2009	1,070
Fiscal year 2010	1,001
Fiscal year 2011 – 2015	7,108

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

Back to Contents

Contractual Obligations

The Company has the following minimum commitments under contractual obligations including purchase obligations, as defined by the U.S. Securities and Exchange Commission as of September 30, 2005:

				2011 and

	2006	2007-2008	2009-2010	after	Total

Capital lease obligations	$353	$631	$122	$—	$1,106
Operating lease obligations	5,757	6,499	4,584	3,955	20,795
Mortgage obligations	2,048	—	—	—	2,048
Purchase obligations	5,994	10,972	6,138	1,545	24,649
Respiratory commitment	400	800	800	200	2,200
Deferred Compensation	—	—	—	3,422	3,422
Long term debt and interest	21,702	43,403	43,173	320,028	428,306

Total	$36,254	$62,305	$54,817	$329,150	$482,526

The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.2 million for taxes worldwide in fiscal 2005 and does not anticipate significant changes to its tax obligations in 2006. The Company has approximately $1.6 million of letters of credit outstanding as of September 30, 2005 and does not anticipate significant changes to its outstanding letters of credit in the future. The Company plans to fund approximately $1.5-$2.2 million per year for pension obligations over the next 5 years. The above contribution level was determined by considering many factors such as the funded status of the plan, the long term rate of return on plan assets of 8%, the duration of plan liabilities, workforce characteristics and changes to the plan features. The goal of the funding strategy is to achieve full funding while minimizing the year to year volatility of contribution payments. The deferred compensation plan is fully funded by investments made in a rabbi trust.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Risk Factors

If we fail to successfully introduce new products, we may lose market position and our financial performance may be negatively impacted.

In many of the markets in which we compete, there are frequent introductions of new products and product line extensions. If we are unable to identify emerging consumer and technological trends, maintain and improve the competitiveness of our products and introduce these products on a global basis, we may lose market position, which could have a material adverse effect on our business, financial condition and results of operations. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

The markets in which we compete are highly competitive.

The PPE and energy absorbing composites markets are highly competitive. Our competitors range in size from small companies focusing on single products to large multinational corporations that manufacture and supply many types of products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand-name recognition and, to a lesser extent, price. Some of our competitors have greater financial and other resources than we do and may be able to grow more quickly through strategic acquisitions and may be able to better respond to changing business and economic conditions. Our net income could be adversely affected by competitors’ product innovations and increased pricing pressure. Individual competitors have advantages and strengths in different sectors of our markets, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time and price. Some of our competitors also have greater access to capital and technological resources and we may not be able to compete successfully with them.

Back to Contents

The energy absorbing composites market is also very competitive with competitors ranging from smaller companies competing in single vertical segments to significantly larger companies that participate in this market but have numerous other product lines as well. Competitors vary by region and product lines. Our profitability could be affected by competitor product innovations, pricing pressures and mergers within this market.

Downturns in the North American and European economies could significantly reduce the demand for our products.

The level of demand for our products depends on the general economic conditions of the markets in which we compete. A general economic decline in North America or Europe could adversely affect our business. Our customers tend to reduce their purchases of our products during economic downturns.

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

We are subject to market risks with respect to industry pricing of the raw materials we need to manufacture our products.

We buy and consume a wide variety of raw materials in order to manufacture our products. We are subject to market risks with respect to industry pricing of such raw materials and we do not enter into derivative instruments to manage such risk. If the costs of these raw materials increase dramatically, it could have a material adverse effect on our business, results of operations and financial condition.

Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our sales could be materially and adversely affected.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. We may find it necessary to initiate litigation to protect our intellectual property. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. While we have been issued patents and have registered trademarks with respect to many of our products and technologies, there can be no assurance that our competitors will not infringe our parents or trandmarks, independently develop similar or superior products or technologies, duplicate any of our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

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

Back to Contents

We have, and may need to acquire in the future, licenses permitting us to use certain third-party technologies and designs in connection with our business. We cannot be certain that such licenses will be continue to be available to us on favorable terms, if at all. If we cannot acquire or maintain any necessary license, or if any necessary license is too costly, we may be prohibited from using certain technologies or designs in our business, which could have an adverse affect on our operating results.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We face lawsuits from time to time alleging that our products infringe on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

Product liability claims could have a material adverse effect on our operating results.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Any material uninsured losses due to product liability claims that we experience could subject us to material losses.

In particular, we are a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $0.4 million to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. Nevertheless, we could potentially be liable for these losses or claims if Cabot Corporation fails to meet its obligations pursuant to our agreement with them. We could also be liable if the alleged exposure involved the use of products manufactured by us after our July 1995 acquisition of the business. Consistent with the experience of other companies involved in silica- and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential liability, if any, for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, bankruptcy filings of companies with asbestos- and silica-related litigation could increase our cost over time. If we are found liable in these cases and Cabot Corporation fails to meet its obligations pursuant to our agreement with them, it would have a material adverse effect on our business. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

We could be required to recall or redesign our products if they prove to be defective. We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

Back to Contents

Environmental, health and safety requirements could expose us to material obligations and liabilities.

We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. The consequence for violating such requirements can be material. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, if a release of hazardous substances occurs on or from our properties or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at any of our properties or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, for example, costs of investigation and cleanup of the contamination, natural resource damages, damage to properties and personal injuries. Environmental laws and regulations are complex, change frequently and have tended to become more strict over time. If more stringent environmental laws or regulations are enacted, these future laws could have a material adverse effect on our results of operations.

Our international operations are subject to various uncertainties, and a significant reduction in international sales of our products could have a material adverse effect on our results of operations.

Our international operations are subject to various political, economic and other uncertainties which could adversely affect our business. A significant reduction of our international business would adversely affect our revenues. We operate manufacturing, distribution and sales facilities in eight foreign countries and sell our products in more than 70 countries. Approximately 40% of our fiscal 2005 net sales were made in foreign countries. These risks include unexpected changes in regulatory requirements; currency exchange rate fluctuations; changes in trade policy or tariff regulations; customs matters; longer payment cycles; higher tax rates and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; additional tax withholding requirements; intellectual property protection difficulties; difficulty in collecting accounts receivable; complications in complying with a variety of foreign laws and regulations, many of which conflict with United States laws; costs and difficulties in integrating, staffing and managing international operations; and strains on financial and other systems to properly administer VAT and other taxes.

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

Back to Contents

We may be unable to successfully execute or effectively integrate acquisitions, which may adversely affect our results of operations.

One of our key operating strategies is to selectively pursue acquisitions. Acquisitions involve a number of risks including failure of the acquired businesses to achieve the results we expect, diversion of our management’s attention from operational matters, our inability to retain key personnel of the acquired businesses, risks associated with unanticipated events or liabilities, the potential disruption of our existing business, and customer dissatisfaction or performance problems with the acquired businesses.

If we are unable to integrate or successfully manage a business that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and revenue growth. This may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in our senior credit facility and the indenture governing our 8 1/4% Senior Subordinated Notes due 2012, or the 8 1/4% Notes, may further limit our ability to complete acquisitions. In addition, we may in the future pursue acquisitions of a significantly larger scale than in the past, in which case these risks would be intensified. The realization of all or any of the risks described above could materially and adversely affect our business, results of operations and financial condition.

We do not have long term contracts with many of our customers.

We do not have contracts with many of our customers, and a significant portion of the customer contracts that we do have, are not long term contracts. A significant number of our customers may terminate their relationships with us at any time, which could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and net sales are dependent on existing regulations and standards. If these regulations or standards are changed, our results and sales could be materially and adversely affected.

Our products are and will continue to be subject to regulation by various federal, state, local and foreign regulatory authorities. Our net sales may be materially and adversely affected by changes in safety regulations and standards covering industrial workers in the United States, Canada and Europe, including those of OSHA, the National Institute for Occupational Safety and Health, or the European Committee for Standardization. Our net sales could also be adversely affected by a reduction in the level of enforcement of such regulations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. If demand for our products is reduced, our results of operations and net sales could be materially and adversely affected.

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

To mitigate the effects of changes in foreign currency rates on results of operations and cash flows, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. For the year ended September 30, 2003 the impact on earnings for trade activities was a net gain of $0.3 million. For the year ended September 30, 2004, the impact on earnings for trade activities was a net loss of $0.5 million. For the year ended September 30, 2005 the impact on earnings for trade activities was minimal.

In order to implement the transaction hedging program, the Company utilizes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. The impact on results of operations was a loss of approximately $0.6 million, a loss of approximately $0.2 million and a gain of approximately $1.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. In regard to its cash flow hedging program, the Company complies with SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. During the year ended September 30, 2005, the Company entered into 36 new monthly forward foreign currency contract derivatives that are designed to protect the Company against exchange rate movement during fiscal 2006. As a result of the new forward currency contracts, the Company has recorded a derivative payable of $0.6 million at September 30, 2005. For the years ended September 30, 2004 and 2003, the Company reclassified into earnings losses of $0.8 million and $2.0 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. In addition, the Company limits the foreign exchange impact on the balance sheet with debt denominated in Euros. The Company estimates that a hypothetical 1% adverse change in foreign currency exchange rates relative to the US Dollar would impact net income by $0.4 million for the consolidated operating results of the Company.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

Back to Contents

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement at a strike price of 1.13% LIBOR, which expired December 31, 2004. The approximate fair value of the cap at September 30, 2004 was $0.1 million. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No. 133 and, as a result, fair value adjustments were charged directly to other charges (income), net. During the six months ended September 30, 2004 and the twelve months ended September 30, 2005, there was a minimal impact and a $0.1 million gain on earnings, respectively.

The Company is of the opinion that it is well positioned to manage interest rate exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments. The Company estimates that a hypothetical 1% increase in interest rates would increase interest expense by $1.2 million.

Commodity Risk

The Company is subject to market risks with respect to industry pricing in paper, crude oil and natural gas as it relates to various commodity items. The Company is also exposed to market risks for electricity, fuel oil and natural gas consumed in its operations. Items with potential risk of price volatility are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risks.

Back to Contents

Item 8. Financial Statements and Supplementary Data

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Aearo Company I:

We have audited the accompanying consolidated balance sheets of Aearo Company I and subsidiaries (“Aearo – Successor”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2005 and the six months ended September 30, 2004. We have also audited the statements of operations, stockholder’s equity and cash flows of Aearo Company I and subsidiaries (“Aearo – Predecessor”) for the six months ended March 31, 2004 and for the year ended September 30, 2003. Aearo - Successor and Aearo – Predecessor are collectively referred to as the “Company”. These financial statements are the responsibility of management of the Company. Our responsibility is to express opinions on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements referred to above of Aearo – Successor present fairly, in all material respects, the financial position of Aearo – Successor at September 30, 2005 and 2004, and the results of their operations and their cash flows for the year ended September 30, 2005 and the six months ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the consolidated financial statements referred to above for Aearo – Predecessor present fairly, in all material respects, the results of their operations and their cash flows for the six months ended March 31, 2004 and the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
November 21, 2005

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)

	September 30,	September 30,
	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,724	$30,068
Accounts receivable (net of allowance for doubtful accounts of $1,334 and $1,206, respectively)	54,159	61,998
Inventories	40,849	48,132
Deferred and prepaid expenses	4,146	8,385

Total current assets	126,878	148,583

LONG TERM ASSETS:
Property, plant and equipment, net	54,750	50,444
Goodwill	133,745	107,887
Other intangible assets, net	185,855	180,787
Other assets	15,144	13,644

Total assets	$516,372	$501,345

LIABILITIES
CURRENT LIABILITIES:
Current portion of long term debt	$1,639	$3,432
Accounts payable and accrued liabilities	46,730	58,632
Accrued interest	6,996	6,678
U.S. and foreign income taxes	1,648	1,888

Total current liabilities	57,013	70,630

LONG TERM LIABILITIES:
Long term debt	302,842	297,625
Deferred income taxes	59,699	45,340
Due to Parent	—	1,161
Other liabilities	14,726	12,984

Total liabilities	434,280	427,740

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value–
Authorized—100 shares
Issued and outstanding—100 shares	—	—
Paid in capital	101,610	101,750
Accumulated deficit	(19,415)	(26,820)
Accumulated other comprehensive loss	(103)	(1,325)

Total stockholder’s equity	82,092	73,605

Total liabilities and stockholder’s equity	$516,372	$501,345

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

     AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Predecessor		Successor

		Six	Six
	Year Ended	Months Ended	Months Ended	Year Ended
	September 30,	March 31,	September 30,	September 30,
	2003	2004	2004	2005

Net sales	$316,428	$169,579	$193,261	$423,420
Cost of sales	164,289	89,056	118,491	216,710
Restructuring	(270)	—	—	—

Gross profit	152,409	80,523	74,770	206,710

Selling and administrative	101,257	56,835	56,752	131,232
Research and technical services	6,402	3,623	4,028	9,175
Amortization expense	267	242	2,631	5,229
Other charges (income), net	1,737	(506)	1,545	288
Restructuring	—	(1,091)	—	—

Operating income	42,746	21,420	9,814	60,786
Interest income	(107)	(53)	(33)	(100)
Interest expense	19,563	10,889	15,941	22,110

Income (loss) before
income taxes	23,290	10,584	(6,094)	38,776
Provision (benefit) for income
taxes	2,603	2,020	(984)	11,187

Net income (loss)	$20,687	$8,564	$(5,110)	$27,589

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands)

				Retained		Accumulated
			Paid	Accumulated		Other		Comprehensive
	Common		In	Earnings		Comprehensive		Income
	Shares	Amount	Capital	(Deficit)		Loss	Total	(Loss)

Balance, October 1, 2002	100		$32,531	$6,532		$(17,536)	$21,527

Foreign currency translation adjustment	—	—	—	—		9,080	9,080	$9,080
Unrealized loss on derivative instruments	—	—	—	—		(390)	(390)	(390)
Net minimum pension liability adjustment						2,060	2,060	2,060
Dividend to Parent				(19,506)			(19,506)
Net income	—	—	—	20,687		—	20,687	20,687

Comprehensive income	—	—	—	—		—		$31,437

Balance, September 30, 2003	100		32,531	7,713		(6,786)	33,458

Net income	—	—	—	8,564		—	8,564	8,564
Foreign currency translation adjustment						1,688	1,688	1,688
Net minimum pension liability adjustment						4	4	4

Comprehensive income
								$10,256

Balance, March 31, 2004	100	—	$32,531	$16,277		$(5,094)	$43,714

Capital contribution	100	—	$101,610	$—	$		$101,610
Foreign currency translation adjustment	—	—	—	—		(103)	(103)	$(103)
Dividend to Parent for repayment of debt				(14,305)			(14,305)
Net loss	—	—	—	(5,110)		—	(5,110)	(5,110)

Comprehensive loss	—	—	—	—		—	—	$(5,213)

Balance, September 30, 2004	100	$ —	$101,610	$(19,415)		$(103)	$82,092

Vesting of restricted stock			40				40
Tax benefit of stock options exercised			100				100
Foreign currency translation adjustment	—	—	—	—		(871)	(871)	$(871)
Unrealized gain on derivative
instruments, net of tax of $215	—	—	—	—		(351)	(351)	(351)
Dividend to Parent				(34,994)			(34,994)
Net income	—	—	—	27,589		—	27,589	27,589

Comprehensive income	—	—	—	—		—		$26,367

Balance, September 30, 2005	100	$—	$101,750	$(26,820)		$(1,325)	$73,605

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

     AEARO COMPANY I AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Predecessor		Successor
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	September 30,	March 31,	September 30,	September 30,
	2003	2004	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,687	$8,564	$(5,110)	$27,589

Adjustments to reconcile net income (loss) to cash provided by operating activities–
Depreciation	11,102	5,931	5,020	10,631
Amortization of intangible assets and deferred financing costs	1,775	2,283	7,231	6,145
Inventory purchase accounting adjustment	—	—	17,067	—
Restructuring adjustment	(270)	(1,091)	—	—
Deferred income taxes	(986)	(15)	1,026	6,019
Other, net	395	682	152	646
Changes in assets and liabilities–(net of effects of acquisitions)
Accounts receivable	1,067	(1,113)	(2,424)	(8,080)
Inventories	(443)	(3,464)	729	(7,814)
Income taxes payable	635	(1,168)	1,017	217
Accounts payable and accrued liabilities	4,672	(3,221)	10,585	10,336
Prepaid and deferred assets	(3,707)	1,065	780	99
Other assets	(2,983)	(432)	(3,440)	585
Other liabilities	4,756	1,014	(699)	(753)

Net cash provided by operating activities	36,700	9,035	31,934	45,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,886)	(5,006)	(4,521)	(6,313)
Acquisitions, net of cash	(12,600)	—	—	—
Other	28	12	43	122

Net cash used by investing activities	(22,458)	(4,994)	(4,478)	(6,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to stockholders of parent to effect the merger	—	—	(86,979)	—
(Repayment of) proceeds from revolving credit facility	11,650	3,950	(15,600)	—
Repayment of old credit facility	(12,826)	(8,949)	(78,711)	—
Proceeds from new credit facility	—	—	125,000	—
Repayment of new credit facility	—	—	(631)	(1,274)
Repayment of 12.50% senior subordinated notes	—	—	(98,000)	—
Proceeds from 8.25% senior subordinated notes	—	—	175,000	—
Debt issue costs	(3,990)	—	(10,834)	—
Dividend to Parent	(19,506)	—	(14,305)	(34,994)
Repayment of capital lease obligations	(224)	(122)	(128)	(269)
Repayment of long term debt	(107)	(119)	(54)	(297)

Net cash used by financing activities	(25,003)	(5,240)	(5,242)	(36,834)

EFFECT OF EXCHANGE RATE ON CASH	3,582	(789)	197	(251)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,179)	(1,988)	22,411	2,344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,480	7,301	5,313	27,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,301	$5,313	$27,724	$30,068

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, Plant and equipment purchases	$—	$—	$—	$1,352
Capital Lease Obligations	430	—	—	—

CASH PAID FOR:
Interest	$18,096	$8,862	$6,472	$21,853

Income Taxes	$1,444	$3,254	$1,453	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aearo Company I, a Delaware corporation (“Aearo”), and its wholly owned subsidiaries, (hereafter referred to as “we”, “our”, or the “Company”) manufactures and sells products under the brand names: AOSafety®, E-A-R®, Peltor® and SafeWaze™. These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under the brand names: AOSafety®, E-A-R®, and Peltor®. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company’s Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer’s prescription, and then assembles the glasses using the customer’s choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock.

On March 10, 2004, Aearo Corporation (“Parent”), the Company’s parent, entered into a merger agreement (“Merger Agreement”) with Aearo Technologies Inc. (formerly AC Safety Holding Corp.) and its subsidiary, AC Safety Acquisition Corp. that closed on April 7, 2004 (the “Merger”). Pursuant to the terms of the Merger Agreement, on April 7, 2004 (“Acquisition Date”), AC Safety Acquisition Corp. merged with and into Aearo Corporation with Aearo Corporation surviving the Merger as a wholly-owned subsidiary of Aearo Technologies Inc. The aggregate purchase price was approximately $409.3 million, including fees and expenses. The Merger was financed with approximately $303.7 million of new debt as discussed in Note 6, $3.7 million of assumed debt, $4.3 million of cash and $101.3 million of equity. The Company continues to be wholly-owned by Aearo Corporation after the Merger. The purpose of the Merger was to effect a change of control from Aearo Corporation to the Company’s ultimate parent Aearo Technologies Inc.

Approximately $86.9 million of proceeds from the Merger was distributed to our Parent and used to pay the shareholders of the Parent to effect the merger transaction. An additional $14.3 million distributed to our Parent was used to pay the outstanding debt of the Parent as of April 7, 2004.

The Merger was a business combination under SFAS No. 141, “Business Combinations,” and the purchase price paid for our Parent reflects the push down of 100% of the purchase price resulting from the Merger. Accordingly, the results of operations subsequent to the Acquisition Date are presented on a different basis of accounting than the results of operations prior to the Acquisition Date, and, therefore, are not directly comparable. The sale was accounted for as if it had occurred on March 31, 2004, as management determined that results of operations were not significant and no material transactions occurred during the period from April 1, 2004 to April 7, 2004. The periods prior to April 7, 2004 are referred to as predecessor financial statements and the periods after April 7, 2004 are referred to as successor financial statements.

Back to Contents

The purchase price is allocated to the Company’s net tangible and intangible assets and liabilities based upon estimated fair values as of the date of the Merger. The adjustment made to deferred tax liabilities and goodwill in fiscal 2005 reflect the adjustment of the purchase price allocation to identifiable intangible assets and the related deferred tax liabilities for differences between book and tax bases of those assets as a result of finalizing the book bases of certain assets. The allocation included a $17.1 million fair value adjustment to inventory as of March 31, 2004 which was charged to cost of goods sold during the three month period ended June 30, 2004. The inventory adjustment above was based on the guidance for assigning amounts to inventory in accordance with paragraph 37(c) of SFAS No. 141 which requires inventory to be valued at estimated selling prices less a reasonable profit allowance for the selling effort. The purchase price was allocated as follows (dollars in thousands):

Working capital	$74,680
Fixed assets	55,139
Other assets and liabilities	16,073
Deferred tax liabilities	(41,384)
Finite lived intangible asset	74,104
Indefinite lived intangible assets	114,300
Goodwill	116,432

Purchase price	$409,344

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

	Predecessor

	Year	Six Months
	Ended	Ended
	September 30,	March 31,
	2003	2004

Sales	$316,428	$169,579
Income before income taxes	20,930	12,156
Net income	18,296	9,289

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

Back to Contents

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year’s sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers that achieve specified volume levels funds to assist the customers with marketing the Company’s products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company’s products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the years ended September 30, 2003, 2004 and 2005 were $1.7 million, $1.9 million and $2.6 million, respectively.

An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer’s credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Advertising

The Company expenses the costs of advertising as incurred. These expenses, including cooperative advertising, were approximately $7.3 million, $4.3 million, $4.9 million and $10.9 million for the years ended September 30, 2003, the six months ended March 31, 2004 and September 30, 2004 and the year ended September 30, 2005, respectively.

Cost of Goods Sold

Cost of goods sold includes all costs to manufacture the Company’s products including raw materials, which include inbound freight and import duties, direct labor, plant supervision, maintenance labor and parts, quality control, receiving, purchasing, production planning, manufacturing supplies, scrap, rework, utilities, depreciation, property taxes, sales and use taxes and insurance.

Selling and Administrative Expenses

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

Back to Contents

Cash Equivalents

The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents. Substantially all cash is on hand with one bank.

Marketable Securities

The Company has acquired ceratin investment securities for the purpose of funding its obligations under deferred compensation plans. The Company’s investments in marketable securities are classified as trading securities and are carried at fair value under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are included in other assets in the consolidated balance sheet.

Foreign Currency Translation and Transactions Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments, permanently invested, are recorded as a separate component of stockholder’s equity.

Foreign Currency Transactions:

Foreign currency gains and losses arising from transactions by any of the Company’s subsidiaries are reflected in net income (loss). For the year ended September 30, 2003 the accompanying consolidated statements of operations include approximately $0.3 million of transaction gains included in other charges (income), net. For each of the six month periods ended March 31, 2004 and September 30, 2004 the accompanying consolidated statements of operations include approximately $0.3 million, and $0.2 million, respectively, of transaction losses included in other charges (income), net. For the year ended September 30, 2005 the accompanying consolidated statements of operations included a minimal amount of transaction gains in other charges (income), net.

To mitigate the effects of changes in foreign currency rates on operating results related to trade accounts receivable and trade accounts payable denominated in foreign currencies, the Company enters into forward foreign currency contracts. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other charges (income), net. As of September 30, 2004 and 2005, relative to these exposures, the Company had forward foreign currency contracts open in the following amounts:

	September 30, 2004		September 30, 2005

	Amount	Contract	Amount	Contract
Currency	(000s)	Position	(000s)	Position

British Pound	$1,036	Sell	$2,778	Buy
Canadian Dollar	260	Sell	348	Sell
Norwegian Krona	2,648	Sell	8,780	Sell
Swedish Krona	73,125	Buy	121,140	Buy
Swiss Franc	54	Sell	—	—
Euro	7,750	Sell	9,272	Sell
Danish Krona	3,599	Sell	3,572	Sell

Back to Contents

As of September 30, 2004 and 2005, the Company had less than $0.1 million and $0.3 million of unrealized losses in other charges (income) associated with the above forward foreign currency contract commitments, respectively.

In addition, the Company enters into forward foreign currency contracts to hedge a portion of anticipated sales denominated in Euro and Canadian Dollar to mitigate the impact of the effects of changes in foreign currency rates on operating results related to cash flows from foreign operations. Gains and losses on these derivative hedge contracts are deferred in other comprehensive income and recognized as an adjustment to the other charges (income) when anticipated sales occur. For the year ended September 30, 2003 the accompanying consolidated statements of operations include approximately $0.6 million of transaction losses included in other charges (income), net. For each of the six month periods ended March 31, 2004 and September 30, 2004 the accompanying consolidated statements of operations include approximately $0.3 million, and $0.2 million, respectively, of transaction losses included in other charges (income), net. For the year ended September 30, 2005 the accompanying consolidated statements of operations included no transaction gains or losses in other charges (income), net.

There were thirty six open forward foreign currency contracts to hedge anticipated revenues and costs as of September 30, 2005. The Company does not enter into forward foreign contracts for trading purposes.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Our excess and obsolete reserves are determined by historical sales data and, in the case of new products, by future demand forecasts.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2.4 million for the year ended September 30, 2003, $1.2 million and $1.3 million for each of the six month periods ended March 31, 2004 and September 30, 2004, respectively, and $2.8 million for the year ended September 30, 2005.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company is included in the consolidated tax return filed by Aearo Technologies Inc. All taxes are recorded as if separate, stand alone returns were filed.

Back to Contents

Research and Technical Services

The Company engages in research and development through the normal course of its business and expenses all costs as incurred to its statement of operations.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of goodwill and intangible assets at September 30, 2004 and 2005 (dollars in thousands):

	Gross	Accumulated		Carrying
September 30, 2004	Amount	Amortization	Additions	Amount

Trademarks	$114,300	$	$—	$114,300
Customer Relationship List	73,000	(2,433)	—	70,567
Patents	719	(122)	82	679
Other	385	(76)	—	309

Total Intangibles	$188,404	$(2,631)	$82	$185,855

	Gross	Accumulated		Carrying
September 30, 2005	Amount	Amortization	Additions	Amount

Trademarks	$114,300	$—	$—	$114,300
Customer Relationship List	73,000	(7,299)	—	65,701
Patents	801	(377)	162	586
Other	385	(185)	—	200

Total Intangibles	$188,486	$(7,861)	$162	$180,787

The weighted average life of patents is 4 years, non-compete agreements and other is 5 years and customer relationships is 15 years. Trademarks have indefinite lives.

Estimate of Aggregate Amortization Expense

Year ending September 30, 2006	$5,121
Year ending September 30, 2007	5,010
Year ending September 30, 2008	4,900
Year ending September 30, 2009	4,910
Year ending September 30, 2010	4,902

The following presents the changes in the carrying amount of goodwill for the six month period ended September 30, 2004 and the year ended September 30, 2005 (dollars in thousands):

Back to Contents

	Six Month Ended September 30, 2004	YearEnded September 30, 2005

Beginning balance	$—	$133,745
Pushed down in merger transaction	133,140	(16,708)
Reversal of deferred income tax
valuation allowance	—	(7,549)
Translation adjustment	605	(1,601)

Ending balance	$133,745	$107,887

Of the goodwill resulting from the merger, $6.8 million is deductible for tax purposes as a result of carryover tax basis and the remaining amount is not deductible for tax purposes.

Impairment

The Company accounts for long-lived and certain intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142. The Company continually reviews its long-lived tangible and intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. During the year ended September 30, 2003, as a result of normal product/equipment obsolescence and productivity or capacity enhancement projects, the Company wrote off approximately $0.3 million of manufacturing assets. During each of the six month periods ended March 31, 2004 and September 30, 2004, the Company wrote off $0.1 million of manufacturing assets, respectively. During the year ended September 30, 2005, the Company wrote off $0.5 million of manufacturing assets.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $1.4 million for the year ended September 30, 2003. Deferred financing amortization was approximately $1.9 million and $0.7 million for each of the six month periods ended March 31, 2004 and September 30, 2004, respectively. In addition, the six month periods ended September 30, 2004 included approximately $3.9 million of interest expense for the write-off of deferred financing costs related to the Senior Bank Facility and the 12.50% Notes. Deferred financing amortization was approximately $1.1 million for the year ended September 30, 2005.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of a combination of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including Term Loans, the Revolving Credit Facility and other debt) and interest rate instruments. The carrying value of these assets and liabilities is a reasonable estimate of their fair value at September 30, 2004 and 2005.

Back to Contents

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement at a strike price of 1.13% LIBOR, which expired December 31, 2004. The approximate fair value of the cap at September 30, 2004 was $0.1 million. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No. 133 and, as a result, fair value adjustments were charged directly to other charges (income), net. No amounts were recorded to income or expense related to the interest rate cap for the six months ended March 31, 2004, approximately $0.1 million was recorded as income during the six months ended September 30, 2004 and no amounts were recorded to income or expense for the year ended September 30, 2005.

The Company also uses financial instruments in the form of forward foreign currency contracts. Current market prices were used to estimate the fair value of the forward foreign currency contracts. The fair value of these financial instruments was $0.4 million loss net of a tax benefit of $0.2 million.

At September 30, 2005, the Company had investments in a Rabbi trust with a fair value of $3.4 million.

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

Accounting for Stock-based Compensation

Certain employees are awarded stock options and restricted stock under the stock incentive plan of Aearo Technologies Inc. Pursuant to FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” the compensation expense associated with these awards is accounted for in the Company’s consolidation financial statements.

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to or above the price of the underlying common stock. The Company does recognize compensation expense related to restricted stock awards and amortizes the expense over the vesting period based on the estimated value of the stock at the date of grant.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (dollars in thousands):

Back to Contents

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Net income (loss) as reported	$20,687	$8,564	$(5,110)	$27,589

Stock-based compensation expense
recorded under APB No. 25, net of tax	—	—	—	—
Stock-based compensation expense
determined under fair value based
method, net of tax	(147)	(67)	(26)	(82)

Proforma net income (loss)	$20,540	$8,497	$(5,136)	$27,507

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Risk-free interest rate	4.71%	4.35%	4.08%	4.09%
Expected life of options granted	10 years	10 years	9.6 years	8.5 years
Expected volatility of underlying stock	0%	0%	0%	0%
Dividend yield	0%	0%	0%	0%

Shipping and Handling Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $18.3 million for the year ended September 30, 2003 and $9.6 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively and $22.0 million for the year ended September 30, 2005. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

The Company’s gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS No. 133 requires that every derivative instrument be recorded in the consolidated balance sheet as either an asset or a liability measured at its fair value.

The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time, the Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate derivative agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges as defined by SFAS No. 133. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate derivatives. At September 30, 2003 the Company had Canadian Dollar forward foreign currency contracts and no interest rate derivatives as defined under SFAS No. 133. For the year ended September 30, 2003, the Company reclassified into earnings net losses of $2.0 million, resulting from the exercise of forward foreign currency contracts for cash flow hedges. For the six month periods ended March 31, 2004 and September 30, 2004, the Company reclassified into earnings net losses of $0.5 million and $0.3 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. For the year ended September 30, 2005, the Company did not enter into any forward foreign currency contracts for cash flow hedges.

Back to Contents

The Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility through September 30, 2003. The collar floor was set at 2% LIBOR (London Interbank Offering Rate) and capped at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133, and accordingly, the fair value gains or losses were charged to earnings. Approximately $0.2 million was expensed during the fiscal year ended September 30, 2003.

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement at a strike price of 1.13 % LIBOR, which expired December 31, 2004. The approximate fair value of the cap at September 30, 2004 was $0.1 million. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No. 133 and, as a result, fair value adjustments were charged directly to other charges (income), net. No amounts were recorded to income or expense related to the interest rate cap for the six months ended March 31, 2004, approximately $0.1 million was recorded as income during the six months ended September 30, 2004 and no amounts were recorded to income or expense for the year ended September 30, 2005.

The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. For the year ended September 30, 2003 the impact on earnings for trade activities was a net gain of $0.3 million. For the six months ended March 31, 2004 and September 30, 2004, the impacts on earnings for trade activities were a net loss of $0.4 million and $0.1 million, respectively. For the year ended September 30, 2005 there was no impact on earnings for trade activities.

On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) B39, “Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor”, which provides an explicit scope exception to the provisions of paragraph 13(b) of SFAS No. 133 when the right to accelerate a repayment can only be exercise by the debtor (issuer/borrower). The Company adopted DIG B39 on April 1, 2005. Prior to the adoption of DIG B39, the Company determined under the provisions of DIG B16, “Calls and Puts in Debt Instruments”, that the embedded call option in the Company’s Senior Subordinated Notes was not clearly and closely related to the debt host contract, and therefore, required bifurcation. The carrying values of the derivative asset and liability were $2.0 million at September 30, 2004. Prior to the adoption of DIG B39, the Company had recorded $0.2 million loss in other (income) charges, net for the mark to market revaluation of the embedded call option and $0.2 million for the reduction of interest due to the amortization of the corresponding liability during 2005. Upon the adoption of DIG B39, the Company reversed a derivative asset of approximately $1.8 million and the corresponding liability that was previously recorded.

Back to Contents

New Accounting Pronouncements

In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company beginning on October 1, 2005. The Company anticipates that this will impact net income by approximately $0.1 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning October 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company has determined that the effect of SFAS No. 151 on its financial position, results of operations and cash flows will be minimal.

3.  Other Comprehensive Income

The following table presents the reclassification amounts related to unrealized holding gains and losses presented in the statement of stockholder’s equity for the year ended September 30, 2003, the six month periods ended March 31, 2004 and September 30, 2004, and the year ended September 30, 2005.

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Unrealized holding losses on derivatives
during the period	$(2,395)	$(522)	$(248)	$(351)
Less: reclassification adjustment for gains
(losses) included in the statement of
operations	(2,005)	(522)	(248)	—

Total	$(390)	$—	$—	$(351)

Back to Contents

4. Inventories

Inventories consisted of the following at September 30 (dollars in thousands):

	2004	2005

Raw materials	$9,302	$10,816
Work in process	12,087	11,249
Finished goods	19,460	26,067

Total	$40,849	$48,132

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

	2004	2005

Land	$2,483	$2,464
Building and improvements	15,803	18,361
Machinery and equipment	28,686	32,358
Furniture and fixtures	5,714	5,246
Construction in progress	7,084	7,665

Gross property, plant and equipment	59,770	66,094
Less – accumulated depreciation	5,020	15,650

Net property, plant and equipment	$54,750	$50,444

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

	2004	2005

Accounts payable-trade	$20,971	$27,324
Accrued liabilities:
Employee compensation and benefits	13,239	15,835
Rebate and commissions	5,412	7,597
Other	7,108	7,876

Accounts payable and accrued liabilities	$46,730	$58,632

7. Debt

The long term debt consisted of the following at September 30 (dollars in thousands):

	2004	2005

Term loans, due 2011	126,045	123,187
8.25% Notes, due 2012	175,000	175,000
Mortgage note, due 2006	2,000	1,905
Other	1,436	965

Sub-total long term debt	304,481	301,057
Less – current portion	1,639	3,432

Total long term debt	$302,842	297,625

Back to Contents

Debt
Credit Facility

The Company’s new debt structure includes up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the “Term Loans”) with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility (“Revolving Credit Facility”) providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) effective April 28, 2005 an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the “Senior Bank Facilities”). The amounts outstanding on the Term Loans and Revolving Credit Facility at September 30, 2005, were approximately $123.2 and $0 million, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.4 million and $1.6 million of letters of credit outstanding at September 30, 2004 and September 30, 2005, respectively. The Term Loans amortize and interest is paid quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010.

On April 28, 2005, the Company amended its Credit Agreement, dated as of April 7, 2004, among Aearo Technologies Inc. and Aearo Corporation as guarantors, the other guarantors named therein, the Company, various lenders, Bear Stearns Corporate Lending Inc., as Syndication Agent, National City Bank of Indiana and Wells Fargo Bank, N.A. as Co-Documentation Agents and Deutsche Bank AG, New York Branch, as Administrative Agent. The amendment, among other things, allowed the Company to make, prior to September 30, 2005, up to $35.0 million of cash distributions to Aearo Corp, its parent corporation, for the purpose of paying cash dividends to Aearo Technologies Inc., the Company’s ultimate parent, and to be used by Aearo Technologies Inc. to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment permits Parent to issue and sell up to $100.0 million of notes over time for the purpose of paying cash dividends to Aearo Technologies Inc. On May 6, 2005, the Company made a $35.0 million cash distribution to our Parent for the purpose of paying cash dividends to Aearo Technologies Inc., and to be used by Aearo Technologies Inc. to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares.

Proceeds of loans made under the uncommitted term loan facilities may be drawn from time to time and used to finance permitted acquisitions (or to refinance outstanding revolving loans used to finance permitted acquisitions). Amounts drawn under the incremental term loan facilities will comprise new tranches under the term loan and/or one or more increases to the existing tranche under the term loan, in minimum incremental amounts of $10.0 million and up to a maximum of $75.0 million. The final maturity date of any incremental term loan will be no earlier than the term loan maturity date. The weighted average life to maturity for any incremental term loan will be no shorter than the weighted average life to maturity for the term loan. The covenants in respect of, and the prepayment provisions applicable to, each incremental term loan facility will be the same as those in respect of and applicable to the term loan.

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

Back to Contents

Under the terms of the Senior Bank Facilities, the Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company I must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of the Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, the payment of dividends on the Company’s common stock, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2005, Aearo Company I was in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Technologies Inc. and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

At September 30, 2005, the total balance outstanding of the Term Loans was $123.2 million and interest rates were 6.6% for the U.S. Dollar Term Loan ($73.9 million US dollars outstanding at September 30, 2005) and 4.6% for the Euro Term Loan (41.0 million Euro outstanding at September 30, 2005). For the year ended September 30, 2005, the weighted average interest rate paid on Term Loans was 5.4% for US dollar denominated debt and 4.7% for Euro denominated debt.

No amounts were outstanding on the Revolving Credit Facility at September 30, 2005 at any time during the year ended September 30, 2005. At September 30, 2005, approximately $48.4 million was available for additional borrowing.

At September 30, 2004, outstanding Term Loans were $126.0 million and interest rates were 4.7% for the U.S. Dollar Term Loan ($74.6 million US dollars outstanding at September 30, 2004) and 4.9% for the Euro Term Loan (41.4 million Euro outstanding at September 30, 2004). For the six months ended September 30, 2004, the weighted average interest rate paid on Term Loans was 4.3% for US dollar denominated debt and 4.9% for Euro denominated debt.

No amounts were outstanding on the Revolving Credit Facility at September 30, 2004. For the year six months ended September 30, 2004, the maximum amount outstanding was $9.3 million outstanding on the Revolving Credit Facility. The weighted average interest rate on the Revolver Credit Facility was 5.7%. At September 30, 2004, approximately $48.6 million was available for additional borrowing.

Senior Subordinated Notes

On April 7, 2004, in connection with the Merger, the Company issued $175.0 million aggregate principal amount of senior subordinated notes due 2012 (the “8.25% Notes”). The Notes bear interest at 8.25% per annum with interest is paid semiannually each April 15 and October 15.

The terms of the 8.25% Notes contain three separate redemptions. The first redemption, referred to as the “Redemption at Specified Prices”, provides for redemption at the Company’s option, at any time on or after April 15, 2008, in whole or in part, at various redemption prices declining from 104.125% of the principal amount to par on and after April 15, 2010. The second redemption, referred to as the “Make Whole Premium”, provides for redemption, at the Company’s option, at any time prior to April 15, 2008, at a redemption price equal to the principal amount plus accrued interest plus the “Make Whole Amount”. The Make Whole Amount is defined as an amount equal to the present value of (1) the redemption price at April 15, 2008, plus (2) the remaining interest payments to April 15, 2008, computed using a discount rate equal to the “Treasury Rate” plus 50 basis points. The Treasury Rate is defined as the yield to maturity of U. S. Treasury Securities with a constant maturity most nearly equal to the period from the date of redemption to April 15, 2008. The third redemption, referred to as the “Redemption upon Equity Offering”, provides for redemption, at the Company’s option, on or prior to April 15, 2007, from the net cash proceeds of one or more equity offerings to redeem up to 35% of the principal amount outstanding on the 8.25% Notes, at a redemption price equal to 108.25%.

Back to Contents

The 8.25% Notes indenture contains affirmative and negative covenants and restrictions. As of September 30, 2005, the Company was in compliance with the covenants of the indenture. The 8.25% Notes are unconditionally guaranteed on an unsecured senior subordinated basis by the Company’s domestic subsidiaries.

Maturities

As of September 30, 2005, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):

Amount

2006	$3,432
2007	1,578
2008	1,510
2009	1,354
2010	1,250
Thereafter	291,933

$301,057

Dividends

The Company is permitted under its Credit Agreement to pay dividends to its parent, Aearo Corporation, for the purposes of paying cash interest, when due on its indebtedness if certain conditions are met, and to pay up to $1.0 million per fiscal year for expenses in the ordinary course of business. In 2006, there is no cash interest due on Aearo Corporation’s indebtedness; accordingly the Company will be prohibited from paying dividends, other than for ordinary course expenses, unless a consent or waiver of the Credit Agreement is obtained.

8. Employee Benefit Plans

The Company maintains a noncontributory defined benefit cash balance pension plan. Benefits provided under the plan are primarily based on years of service and the employee’s compensation.

The following represents information summarizing the Company’s defined benefit cash balance pension plan based on valuation dates of September 30, 2003, March 31, 2004, September 30, 2004, and September 30, 2005 (dollars in thousands):

Back to Contents

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Component of net periodic benefit cost
Service cost	$1,510	$670	$670	$1,457
Interest cost	833	371	402	824
Expected return on plan assets	(672)	(332)	(363)	(736)
Unrecognized prior service cost	9	—	—	—
Recognized actuarial gain	63	4	—	—

Net periodic benefit cost	$1,743	$713	$709	$1,545

	Predecessor	Successor

	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Change in benefit obligation
Benefit obligation at beginning of period	$13,031	$13,684	$14,232
Service cost	670	670	1,457
Interest cost	371	402	824
Benefits paid	(337)	(581)	(839)
Actuarial (gain) loss	(51)	57	646

Benefit obligation at end of period	$13,684	$14,232	$16,320

Change in plan assets
Fair value of plan assets at beginning of period	$8,931	$9,299	$9,651
Actual return on plan assets	705	(95)	701
Employer contributions	—	1,028	1,800
Benefits paid	(337)	(581)	(839)

Fair value of plan assets at end of period	$9,299	$9,651	$11,313

Reconciliation of funded status
Funded status	$(4,385)	$(4,581)	$(5,007)
Unrecognized prior service cost	—	—	—
Unrecognized actuarial loss	—	514	1,195

Net amount recognized	$(4,385)	$(4,067)	$(3,812)

Amounts recognized in statement of financial position
Accrued benefit liability	$(4,385)	$(4,067)	$(3,812)

	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Additional information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$14,232	$16,320
Accumulated benefit obligation	13,464	15,299
Fair value of plan assets	9,651	11,313

Back to Contents

The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:

	2004	2005

Discount rate	6.00%	5.50%
Expected long term rate of return of plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

To develop the expected long term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on Actuarial Standard of Practice No. 27 and interpretation of this standard, the FAS 87 long term rate of return on asset assumption must fall within a “best estimate range” – that is, a range of returns within which the actual return is more likely than not to fall. This “best estimate range” equates to a 20-year compound average return derived using the outside actuarial firms’ proprietary Portfolio Return calculator (PRC), reflecting the asset allocation of the trust with appropriate adjustments for investment, trading, management and administrative expenses that are paid from the trust. For purposes of determining the 25th to 75th percentile range, the PRC uses the outside actuarial firms’ capital market assumptions with respect to each class to develop the probability distribution of returns. The independently developed rate of 8.00% falls within the 25th and 75th percentiles of 4.96% and 8.61%, respectively. Over the 12 year period ended September 30, 2005, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.1%. Considering this information and the potential for lower future returns due to the generally lower interest rate environment, the Company selected an 8.00% long term rate of return asset assumption.

The weighted average asset allocations at September 30, 2004, and 2005, by asset category, were as follows:

	2004	2005

U.S. equity securities	62%	62%
U.S. fixed income securities	37%	38%
Cash and cash equivalents	1%	0%

	100%	100%

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

The Company expects to contribute $1.5 million into its cash balance plan in fiscal 2006.

Back to Contents

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Fiscal year 2006	$1,047
Fiscal year 2007	561
Fiscal year 2008	753
Fiscal year 2009	1,070
Fiscal year 2010	1,001
Fiscal year 2011 – 2015	7,108

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $0.1 million for the year ended September 30, 2003, a minimal amount and $0.1 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively, and $0.1 million for the year ended September 30, 2005. The aggregate liability for the SERP Plan was $1.0 million and $1.1 million for the years ended September 30, 2004 and September 30, 2005 respectively.

A 401(k) plan, the Aearo Company Employees’ 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 60% of their compensation. The Company contributes amounts equal to 50% of the employee’s contribution to a maximum of 3% of the employee’s pay. The costs to the Company for this Plan was $0.9 million for the year ended September 30, 2003, $0.4 million and $0.5 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively, and $1.0 million for the year end September 30, 2005.

The Company has a deferred compensation plan that allows certain employees to defer a portion of their cash compensation by having it contributed to a non-qualified compensation plan. The Company fully funds the deferred compensation liabilities by making cash contributions to a trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held in the trust are fully allocable to participants, who control the types of investments in the trust. Realized and unrealized holding gains and losses related to these investments increase or decrease the corresponding liability to participants, an thus there is no earnings impact for the Company. The trust investments are considered trading securities and as such are reported at fair value in other assets in the consolidated balance sheet, with the liabilities included in other long term liabilities.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee’s contribution to a maximum of 2% of the employee’s pay. The Company contributed approximately $0.2 million for the year ended September 30, 2003, $0.1 million, and $0.2 million for the six month periods ended March 31, 2004 and September 30, 2004, respectively, and $0.3 million for the year ended September 30, 2005.

Certain employees receive stock options from the Company’s ultimate parent, Aearo Technologies Inc., see Note 11.

Back to Contents

9. Related Party Transactions

On April 7, 2004, Aearo Technologies Inc., Aearo Corporation and Aearo Company I entered into a professional services agreement with Bear Stearns Merchant Manager II, LLC, or BSMM (the “Successor Agreement”). Under the terms of the Successor Agreement, Aearo Technologies Inc., Aearo Corporation and Aearo Company I retained BSMM to provide certain management consulting and financial advisory services, for which the Company will pay BSMM an annual advisory fee equal to the greater of (i) $0.7 million and (ii) 1.25% of the Adjusted Consolidated EBITDA (as defined in our credit facility as in effect on April 7, 2004, plus, to the extent deducted in arriving at Consolidated EBITDA, the aggregate advisory fee paid under the Successor Agreement and any fees paid to Vestar Capital Partners or any of its affiliates) by the Company and its subsidiaries. If Aearo Technologies Inc., Aearo Corporation or Aearo Company I engages BSMM with respect to any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction, the Company will pay BSMM a transaction fee to be negotiated between the parties. If the parties do not agree on a fee, the transaction fee will be 1.0% of the aggregate enterprise value paid or provided to Aearo Technologies Inc., Aearo Corporation or Aearo Company I. BSMM will also be entitled to a fee (a “Company Sale Fee”) of 0.65% of the aggregate enterprise value paid to Aearo Technologies Inc. or Aearo Corporation in a sale of Aearo Technologies Inc. or Aearo Corporation. The Successor Agreement will terminate on the earlier of (i) April 7, 2014, (ii) the consummation of a sale of Aearo Technologies Inc., Aearo Corporation or Aearo Company I, (iii) termination upon thirty days’ written notice by BSMM and (iv) the consummation of a qualified public offering of Aearo Technologies Inc. common stock. If not terminated by the foregoing, upon the tenth anniversary of the date of the Successor Agreement and the end of each year thereafter, the term is automatically extended for an additional year unless terminated by either party at least 30 days prior to such year end. Under the Successor Agreement, Aearo Technologies Inc., Aearo Corporation and Aearo Company I have agreed to indemnify BSMM for any and all claims and losses arising out of, or relating, to the professional services agreement.

Pursuant to an agreement with Vestar Capital Partners and Cabot Corporation, dated as of July 11, 1995, an annual management fee was payable by the Company equal to the greater of (i) $0.4 million or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before interest, taxes, depreciation and amortization for such fiscal year (the “Predecessor Agreement”). Payments under the Predecessor Agreement totaled approximately $0.6 million for the year ended September 30, 2003 and $0.4 million for the six months ended March 31, 2004. Payments under the Successor Agreement totaled approximately $0.3 million for the six months ended September 30, 2004 and $0.9 million for the year ended September 30, 2005.

10. Income Taxes

The Company is included in the consolidated tax return filed by Aearo Technologies Inc. All taxes are recorded as if separate, stand alone returns were filed. Income (loss) before income taxes was as follows (dollars in thousands):

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Domestic	$12,259	$3,387	$(6,067)	$20,303
Foreign	11,031	7,197	(27)	18,473

Income (loss) before income taxes	$23,290	$10,584	$(6,094)	$38,776

Back to Contents

A summary of provision (benefit) for income taxes was as follows (dollars in thousands):

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

U.S. Federal and State
Current	$671	$380	$(3,247)	$289
Deferred	—	—	—	5,416

	671	380	(3,247)	5,705

Foreign
Current	1,148	1,624	2,034	4,260
Deferred	783	16	229	1,222

	1,932	1,640	2,263	5,482

Total	$2,603	$2,020	$(984)	$11,187

The provision (benefit) for income taxes at the Company’s effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Computed tax expense (benefit) at the expected statutory rate	$7,927	$3,599	$(2,072)	$13,184
State taxes, net of federal effects	85	36	44	753
Foreign income taxed at different rates	(1,174)	551	914	(797)
Permanent items	125	(452)	130	(433)
Decrease in valuation allowance	(4,710)	(1,714)	—	—
Post-merger net operating loss carryforward adjustment	—	—	—	(1,865)
Other, net	(350)	—	—	345

Provision (benefit) for income taxes	$2,603	$2,020	$(984)	$11,187

During the year ended September 30, 2004, the Company recorded $1.9 million of adjustments to its preliminary estimate of deferred tax assets for post merger net operating losses based on tax returns filed in fiscal year 2005.

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

Deferred tax assets (liabilities)	2004	2005

Pension and other benefits	$1,947	$1,920
Property, plant and equipment	(3,429)	(2,769)
Intangible assets	(72,100)	(58,003)
Derivatives	—	215
Inventory	1,242	1,663
Unrealized foreign currency exchange	(32)	281
Net operating loss and credit carryforwards	17,761	13,532
Accrued expenses and other	2,461	1,634

Subtotal	(52,150)	(41,527)
Valuation allowance	(7,549)	—

Total deferred tax liability	$(59,699)	$(41,527)

Back to Contents

	2004	2005

Current deferred tax assets	$—	$3,813

Long term deferred tax liabilities	(59,699)	(45,340)

The valuation allowance at September 30, 2004 related to the uncertainty of realizing the tax benefits of reversing pre-merger temporary differences and net operating loss carryforwards. During the year ended September 30, 2005, management determined that based on current domestic operating results, it is more likely than not that domestic pre-merger net operating losses would be realized and consequently reversed the $7.5 million valuation allowance, which decreased goodwill resulting from the Merger. The gross amount of domestic net operating loss carryforwards, before the tax effect, is approximately $35.1 million as of September 30, 2005. Realization of the deferred tax asset for net operating losses is dependent on generating sufficient future taxable income in the United States prior to the expiration of the net operating losses and credit carryforwards, which expire on various dates ranging from 2010 to 2021 and are subject to certain limitations on their use after the merger transaction.

The Company has excluded undistributed earnings of $59.8 million of nine foreign affiliates from its calculation of deferred tax liabilities because they will be permanently invested for the foreseeable future. Should management decide in the future to repatriate all or a portion of these undistributed earnings, the Company would then be required to provide taxes on such amounts.

11. Stockholder’s Equity

Stock Ownership and Stockholders’ Agreement

On April 7, 2004, all holders of the capital stock of Aearo Technologies Inc. entered into and became subject to a stockholders’ agreement that governs certain aspects of its relationship among its security holders. The stockholders’ agreement, among other things; allows security holders to join, and allows BSMM and its affiliates to require security holders to join, in any sale or transfer of shares of common stock or preferred stock by BSMM to any third party prior to a qualified public offering of common stock or preferred stock, following which (when aggregated with all prior such sales or transfers) BSMM and its affiliates shall have disposed of in excess of a certain specified percentage of the number of shares of common stock or preferred stock, as applicable, that BSMM and its affiliates owned as of the closing of the Merger; restricts the ability of certain security holders to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, common stock or preferred stock or all or part of the voting power associated with common stock or preferred stock, subject to certain specified exceptions; grants to BSMM the right to designate members of the board of directors of Aearo Technologies Inc.; grants to security holders the right to buy their proportionate percentage of securities offered for sale to BSMM by Aearo Technologies Inc.; allows Aearo Technologies Inc. and BSMM to repurchase all or any portion of the common stock and preferred stock held by directors, employees and consultants of Aearo Corporation at varying prices upon the termination of their employment with Aearo Corporation for any reason (including death or disability); grants demand and piggyback registration rights to BSMM and allow security holders to include securities in a registration statement filed by Aearo Technologies Inc. with respect to an offering of common stock or preferred stock (i) in connection with the exercise of any demand rights by BSMM and its affiliates or any other security holders possessing such rights or (ii) in connection with which BSMM and its affiliates exercise “piggyback” registration rights; provides for the payment by Aearo Technologies Inc. of the fees and expenses associated with the exercise of registration rights under the stockholders’ agreement; restricts the ability of Aearo Technologies Inc. and its subsidiaries to enter into certain transactions with BSMM and its affiliates; and provides for non-operating board members of our management to vote their shares at the direction of Aearo Technologies Inc. and to grant Aearo Technologies Inc. a proxy in respect of their shares; restricts our ability to amend the certificate of designations governing our series A preferred stock without the approval of certain of our security holders; and grant to the security holders of Aearo Technologies Inc. information rights with respect of Aearo Technologies Inc. and its subsidiaries.

Back to Contents

The stockholders’ agreement will terminate upon the earliest to occur of (i) the dissolution of Aearo Technologies Inc., (ii) the occurrence of any event that reduces the number of security holders to one, (iii) the consummation of a qualified initial public offering of Aearo Technologies Inc.’s common stock and (iv) the transfer to a person or group other than BSMM and its affiliates of a number of shares of common stock having the power to elect a majority of the Aearo Technologies Inc. Board of Directors.

The Company is permitted to pay cash dividends to Aearo Corporation and in turn, Aearo Corporation may pay cash dividends to Aearo Technologies Inc. for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, the Company is permitted to pay dividends, as defined in the New Senior Bank Facilities, to Aearo Corporation.

Stock Option and Incentive Plans

In connection with the Merger, our ultimate parent, Aearo Technologies Inc., adopted a stock incentive plan (“2004 Option Plan”) for the benefit of certain of its employees and terminated the 1996 Executive Stock Option Plan and the 1997 Stock Option Plan of the predecessor company. Options to acquire 18.5% of the total outstanding shares of our ultimate parent’s common stock on a fully diluted basis were granted under the plan. With respect to the options, the plan only permits the issuance of non-qualified options. In addition, common stock representing a total of 1.5% of the outstanding shares of our ultimate parent’s common stock on a fully diluted basis was designated as restricted stock and made available for grant under the plan to new hires. The number of shares of restricted stock and the number of options to be issued to each new hire or employee will be determined by the compensation committee of the Board of Directors of our ultimate parent based on the recommendation of the Chief Executive Officer. The option terms are 10 and 7 years except that in certain instances of termination of employment the options shall expire, or upon the sale of the Company, the options shall immediately vest.

Back to Contents

In 1996, Aearo Corporation’s Board of Directors adopted the Executive Stock Option Plan (the “Executive Plan”) under which non-qualified options to purchase up to 5,000 shares of Aearo Corporation’s common stock may be granted to certain officers and key employees of Aearo Corporation and its subsidiaries. In July 1997, the Company’s Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the “1997 Option Plan” ) under which 10,000 shares of Aearo Corporation common stock were reserved for issuance. During the year ended September 30, 2002, an additional 1,800 shares were reserved for issuance under the 1997 Option Plan. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees, directors and consultants of Aearo Corporation and its subsidiaries. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar on its investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2003, options to purchase a total of 3,993 shares were outstanding under the Executive Plan and options to purchase a total of 7,930 shares were outstanding under the 1997 Option Plan. A total of 1,077 options are available for grant under the Executive Plan and 3,800 options are available for grant under the 1997 Option Plan. In connection with the Merger, all options issued under both the Executive Plan and the 1997 Option Plan were cancelled.

Stock Option Activity

Stock option data for the Executive Plan, the 1997 Option Plan and the 2004 Option Plan are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, September 30, 2002	15,920	$649
Forfeited	(3,997)	800

Outstanding, September 30, 2003	11,923	$600

Outstanding, April 1, 2004
Granted	369,185	$10.00
Granted	156,400	17.50

Outstanding, September 30, 2004	525,585	$12.23

Granted	33,800	$10.00
Granted	24,700	39.00
Exercised	(5,252)	10.00
Exercised	(4,550)	17.50
Forfeited	(3,710)	10.00

Outstanding, September 30, 2005	570,573	$13.25

The following table sets forth information regarding options outstanding at September 30, 2005:

Number of Shares Covered by Options	Exercise Price	Number Currently Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price for Currently Exercisable	Weighted Average Fair Value

394,023	$10.00	86,087	$10.00	8.27	$10.00	$3.18
151,850	17.50	34,550	17.50	8.80	17.50	—
24,700	39.00	—	39.00	9.96	39.00	13.50

Back to Contents

Commitments and Contingencies
12. Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable operating leases. Rent expense under such arrangements totaled $6.0 million for the year ended September 30, 2003, $3.1 million for each of the six month periods ended March 31, 2004 and September 30, 2004, respectively, and $6.9 million for the year ended September 30, 2005. Future minimum rental commitments under non-cancelable leases in effect at September 30, 2005 are as follows (dollars in thousands):

2006	$5,757
2007	3,250
2008	3,249
2009	2,301
2010	2,283
Thereafter	3,955

Total	$20,795

Contingencies

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $0.4 million to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. In addition, under the terms of the merger agreement with AC Safety Acquisition Corp. (the “Merger Agreement”), Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from April 7, 2004 (the “Acquisition Date”). Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996. Claims related to Eastern Safety Equipment have historically been covered by that company’s insurers under a reservation of rights.

Back to Contents

The following table sets forth information concerning respiratory claims filed against the Company in fiscal 2003, 2004 and 2005.

	Silica			Asbestos

	Through September 30, 2003	October 1, 2003 through September 30, 2004	October 1, 2004 through September 30, 2005	Through September 30, 2003	October 1, 2003 through September 30, 2004	October 1, 2004 through September 30, 2005

Number of claims at beginning	135	6,629	11,087	564	4,143	4,282
Increases in number of claims	6,529	4,586	2,409	3,862	152	1,074[1]
Number of claims settled	13	0	2	245	1	0
Number of claims dismissed without payment	22	128	780	38	12	1,232
Ending number of claims	6,629	11,087	12,714	4,143	4,282	4,124
Average amount per claims settled	$24.36	N/A	$16.99	$83.24	$0	$0
Average amount per claims closed[2]	$9.05	$0	$0.04	$72.06	$0	$0

(1) The 1,074 new asbestos claims include 114 claims that allege exposure from clothing, which the Company never manufactured.

(2) The difference between average amount for claims “settled” versus average amount for claims “closed” is that some claims are dismissed or withdrawn without having to pay a settlement or any amount. The “average amount per claim closed” includes claims closed by both settlement and by dismissal without payment while the “average amount per claim settled” is for claims settled.

Back to Contents

In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that the Company has some risk of legal liability as a successor (“Additional Claims”). During fiscal 2005, the Company paid a total of $1.6 million for settlement, administrative and defense costs resulting in the settlement of 4,325 silica and asbestos claims that were settled between October 1, 2002 and September 30, 2004 involving both claims in which the Company was named as a defendant and Additional Claims. During fiscal 2005 the Company paid a total of $0.7 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims. Also in fiscal 2005, in addition to the cases in the above chart, the Company paid $0.3 million to settle approximately 4,449 claims, involving a still being determined ratio of claims in which the Company was named as a defendant and Additional Claims and therefore the above table does not reflect the settlement of these claims. In addition, the Company may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against the Company.

The above information was based on data compiled by a third party that tracks numbers of cases and settlements on behalf of the “AO Defense Group” and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the “AO Safety” brand of respirators and certain of their insurers in which Aearo participates and through which all of its settlements have been handled in the relevant years. Also during fiscal 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a subsidiary of Aearo which is in the process of winding up its affairs. In addition, during fiscal 2005 the Company paid $0.1 million, net of insurance proceeds, to settle a safety eyewear product liability claim.

At September 30, 2005 and September 30, 2004, the Company has recorded liabilities of approximately $5.1 million and $5.4 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The $0.3 million reduction in the reserve, net of new accruals which added to the reserve, since September 30, 2004 is primarily attributed to the payment of $1.6 million, as referenced above, to pay costs attributed to settlement, administrative and defense costs that had been reached over a prior two year time period, $0.7 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims, the payment of $0.3 million, as referenced above, for the settlement of 4,445 claims during fiscal 2005, and $0.1 million, net of insurance proceeds, to settle a safety eyewear product liability claim. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long term projections, the Company has determined that the five-year period through fiscal 2010 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

Back to Contents

13. Segment Data

As defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” , the Company’s three reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer’s prescription, and then assembles the glasses using the customer’s choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock.

Net sales to external customers by business segment (dollars in thousands):

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Safety Products	$242,263	$127,964	$146,393	$318,450
Safety Prescription Eyewear	40,028	20,337	19,503	39,446
Specialty Composites	34,137	21,278	27,365	65,524

Total	$316,428	$169,579	$193,261	$423,420

Profit by business segment and reconciliation to income (loss) provision for income taxes (dollars in thousands):

	Predecessor		Successor

	Year Ended September 30, 2003	Six Months Ended March 31, 2004	Six Months Ended September 30, 2004	Year Ended September 30, 2005

Safety Products	$50,670	$23,704	$30,962	$62,566
Safety Prescription Eyewear	462	(57)	(58)	161
Specialty Composites	2,713	2,855	5,160	13,918

Segment profit	53,845	26,502	36,064	76,645

Depreciation	11,102	5,931	5,020	10,631
Amortization of intangibles	267	242	2,631	5,228
Inventory purchase accounting adjustment	—	—	17,067	—
Bond call premium	—	—	1,532	—
Restructuring charges	(270)	(1,091)	—	—
Interest, net	19,456	10,836	15,908	22,010

Income (loss) before income taxes	$23,290	$10,584	$(6,094)	$38,776

Back to Contents

Segment profit is defined as earnings before depreciation, amortization, interest expense, inventory purchase accounting adjustment, bond call premium, restructuring and income taxes and presents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $3.2 million for the year ended September 30, 2003. Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $1.5 million and $1.3 million for the six months ended March 31, 2004 and September 30, 2004, respectively and $3.9 million for the year ended September 30, 2005. The inter-segment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Depreciation by business segment (dollars in thousands):

	Predecessor		Successor

	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	September 30,	March 31,	September 30,	September 30,
	2003	2004	2004	2005

Safety Products	$8,978	$4,854	$3,945	$8,705
Safety Prescription Eyewear	707	351	356	632
Specialty Composites	1,417	726	719	1,294

Total	$11,102	$5,931	$5,020	$10,631

Identifiable assets by business segment (dollars in thousands):

	September 30,
	2004	2005

Safety Products	$389,344	$381,279
Safety Prescription Eyewear	24,269	15,183
Specialty Composites	55,768	55,889
Corporate	46,991	48,994

Total	$516,372	$501,345

Corporate includes cash and other assets not allocated to segments. Goodwill by business segment (dollars in thousands):

Year Ended

September 30,
2005

Safety Products	$87,787
Safety Prescription Eyewear	3,700
Specialty Composites	16,400

Total	$107,887

Back to Contents

Capital expenditures including capital leases by business segment (dollars in thousands):

	Predecessor		Successor

	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	September 30,	March 31,	September 30,	September 30,
	2003	2004	2004	2005

Safety Products	$8,888	$3,674	$3,733	$5,396
Safety Prescription Eyewear	379	196	125	156
Specialty Composites	619	267	473	1,064
Reconciling items	430	869	190	1,049

Total	$10,316	$5,006	$4,521	$7,665

Reconciling items include corporate expenditures such as information technology and other shared systems.

Net sales by principal geographic areas (dollars in thousands):

	Predecessor		Successor

	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	September 30,	March 31,	September 30,	September 30,
	2003	2004	2004	2005

United States America	$187,106	$100,629	$118,232	$255,020
Canada	22,965	12,444	14,711	32,725
United Kingdom	15,562	8,810	9,460	18,938
Germany	11,859	6,806	7,128	16,714
Sweden	15,392	7,703	8,233	20,224
France	9,967	8,242	6,636	15,476
Italy	7,044	2,438	2,846	6,885
All Others	46,533	22,507	26,015	57,438
Total	$316,428	$169,579	$193,261	$423,420

The sales as shown above represent the value of shipments into the customer’s country of residence. For the year ended September 30, 2003 and the six months ended March 31, 2004 and September 30, 2004, and the year ended September 30, 2005, no single customer accounted for more than 5% of sales.

Net identifiable assets by principal geographic areas (dollars in thousands):

	September 30,

	2004	2005

United States of America	$407,261	$357,891
Canada	11,630	12,590
United Kingdom	35,473	33,021
Germany	222	277
Sweden	60,017	93,625
France	1,294	3,045
All others	475	896

Total	$516,372	$501,345

Back to Contents

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2004 and 2005 (dollars in thousands).

	QUARTERLY FINANCIAL DATA (In Thousands)

	Fiscal Year 2004				Fiscal Year 2005

	Predecessor				Successor
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$79,201	$90,378	$97,126	$96,135	$95,761	$104,478	$113,198	$109,983
Cost of sales	41,776	47,280	68,144	50,347	48,705	52,928	58,124	56,953

Gross profit	37,425	43,098	28,982	45,788	47,056	51,550	55,074	53,030
Restructuring charge	—	(1,091)	—	—	—	–	—	—

Income (loss) before income taxes	3,681	6,903	(13,216)	7,122	6,614	9,294	12,011	10,857

Net income (loss)	2,890	5,674	(14,247)	9,137	5,018	7,211	8,887	6,473

In the third quarter of fiscal 2004, the Company recorded a non-recurring charge of $17.1 million resulting from the write-up of inventory required by SFAS No. 141 on the Acquisition Date and subsequent sale of such inventory.

15. Restructuring

In fiscal 2001, the Company recorded an unusual charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long term profitability. The plan included the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company’s Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

During 2003, the Company reversed $0.3 million of reserves related to the fiscal 2001 restructuring provision. The adjustment represented a change in estimate of the plan for the disposal of certain items of inventory and was classified as a reduction in cost of sales. During the second quarter of 2004, the Company reversed $1.1 million of reserves related to the fiscal 2001 restructuring provision. The adjustment represented a change in estimate related to amounts for non-cancelable lease obligations due to the renegotiation of the subject lease that was completed in the second quarter.

The following table displays the activity and balances of the restructuring reserve of the predecessor company as of and for the year ended September 30, 2003 and six months ended March 31, 2004 (dollars in thousands):

	September 30,				September 30,
	2002	Reversals		Charges	2003

Employee termination costs	$730	$		$(506)	$224
Lease agreements	2,352		—	(896)	1,456
Loss on disposal of assets	700		—	(9)	691
Other	47		—	(30)	17

Total	$3,829		$—	$(1,441)	$2,388

Back to Contents

	September 30,			March 31,
	2003	Reversals	Charges	2004

Employee termination costs	$224	$—	$(224)	$—
Lease agreements	1,456	(1,091)	(365)	—
Loss on disposal of assets	691	—	(691)	—
Other	17	—	(17)	—

Total	$2,388	$(1,091)	$(1,297)	$—

16. Summarized Financial Information

The Company’s 8.25% Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s wholly owned domestic subsidiaries (“Subsidiary Guarantors”). The non-guarantor subsidiaries are the Company’s foreign subsidiaries.

The following condensed financial information illustrates the composition of the combined Subsidiary Guarantors and non Guarantors. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands):

Back to Contents

Condensed Consolidating Statement of Operations Information
Year Ended September 30, 2005

	Successor

	Aearo Company I	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$315,723	$—	$151,684	$(43,987)	$423,420
Cost of sales	176,535	—	83,970	(43,795)	216,710

Gross profit	139,188	—	67,714	(192)	206,710

Selling and administrative	96,057	3,207	31,968	—	131,232
Research and technical services	5,719	—	3,456	—	9,175
Amortization	3,695	254	1,280	—	5,229
Other charges (income), net	18,610	(27,466)	9,171	(27)	288

Operating income (loss)	15,107	24,005	21,839	(165)	60,786

Interest expense (income), net	21,488	(2,680)	3,175	27	22,010

Income (loss) before taxes	(6,381)	26,685	18,664	(192)	38,776

Income tax provision (benefit)	(5,112)	10,817	5,482	—	11,187

Equity in subsidiaries’ earnings	29,050	13,182	—	(42,230)	—

Net Income	$27,781	$29,050	$13,182	$(42,424)	$27,589

Back to Contents

Condensed Consolidating Statement of Operations Information
Six Months Ended September 30, 2004

			Successor

	Aearo Company I	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$146,074	$—	$68,346	$(21,159)	$193,261
Cost of sales	93,959	—	45,750	(21,218)	118,491

Gross profit	52,115	—	22,596	59	74,770

Selling and administrative	41,766	1,183	13,803	—	56,752
Research and technical services	2,657	—	1,371	—	4,028
Amortization	1,868	123	640	—	2,631
Other charges (income), net	9,456	(13,699)	5,788	—	1,545

Operating income (loss)	(3,632)	12,393	994	59	9,814

Interest expense (income), net	15,649	(762)	1,021		15,908

Income (loss) before taxes	(19,281)	13,155	(27)	59	(6,094)

Income tax provision (benefit)	(8,394)	5,147	2,263	—	(984)

Equity in subsidiaries’ earnings	5,718	(2,290)		(3,428)	—

Net income (loss)	$(5,169)	$5,718	$(2,290)	$(3,369)	$(5,110)

Condensed Consolidating Statement of Operations Information
Six Months Ended March 31, 2004

			Predecessor

	Aearo Company I	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$122,913	$—	$65,030	$(18,364)	$169,579
Cost of sales	71,142	—	36,348	(18,434)	89,056

Gross profit	51,771	—	28,682	70	80,523

Selling and administrative	42,612	674	13,549	—	56,835
Research and technical services	2,351	—	1,272	—	3,623
Amortization	168	74	—	—	242
Other charges (income), net	6,815	(12,283)	4,962	—	(506)
Restructuring charges (income)	(1,091)	—	—	—	(1,091)

Operating income	916	11,535	8,899	70	21,420

Interest expense (income), net	10,117	(983)	1,702	—	10,836

Income (loss) before taxes	(9,201)	12,518	7,197	70	10,584

Income tax provision (benefit)	(4,642)	5,022	1,640	—	2,020

Equity in subsidiaries’ earnings	13,053	5,557		(18,610)	—

Net income	$8,494	$13,053	$5,557	$(18,540)	$8,564

Back to Contents

Condensed Consolidating Statement of Operations Information
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

Back to Contents

Condensed Consolidating Balance Sheet Information
Year Ended September 30, 2005

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and cash equivalents	$19,690	$249	$10,129	$—	$30,068
Receivables, net	41,140	—	20,858	—	61,998
Inventories	36,969	—	11,532	(369)	48,132
Deferred and prepaid expenses	7,348	—	1,037	—	8,385

Total current assets	105,147	249	43,556	(369)	148,583

Long term assets:
Property plan and equipment	36,425	—	14,019	—	50,444
Goodwill and other intangibles, net	80,540	122,224	85,910	—	288,674
Investment in subsidiaries	237,986	67,292	(670)	(304,608)	—
Other assets	13,171	—	11	462	13,644

Total Assets	$473,269	$189,765	$142,826	$(304,515)	$501,345

Current Liabilities:
Current portion of long term debt	$3,432	$—	$—	$—	$3,432
Accounts payable and accrued liabilities	41,505	358	16,769	—	58,632
Accrued interest	6,678	—	—	—	6,678
Income tax payables (receivables)	2,892	(2,893)	1,889	—	1,888

Total current liabilities	54,507	(2,535)	18,658	—	70,630

Long Term Liabilities:
Long term debt	297,625	—	—	—	297,625
Deferred income taxes	7,799	23,860	13,681	—	45,340
Inter-company receivables (payables)	59,473	(92,859)	34,547	—	1,161
Other liabilities	12,814	—	170	—	12,984

Total Liabilities	432,218	(71,534)	67,056	—	427,740

Stockholder’s Equity:
Common Stock	—	—	4,223	(4,223)	—
Paid in capital	101,750	267,797	41,865	(309,662)	101,750
Retained earnings	(61,220)	(9,534)	39,424	4,510	(26,820)
Accumulated other comprehensive income (loss)	521	3,036	(9,742)	4,860	(1,325)

Total Stockholder’s Equity	41,051	261,299	75,770	(304,515)	73,605

Total Liabilities and Stockholder’s Equity	$473,269	$189,765	$142,826	$(304,515)	$501,345

Back to Contents

Condensed Consolidating Balance Sheet Information
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

Back to Contents

Condensed Consolidating Statement of Cash Flows Information
Year Ended September 30, 2005

		Successor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$24,475	$17,458	$3,687	$45,620

Net cash used for investing activities	(3,744)	—	(2,447)	(6,191)

Net cash provided by (used for) financing activities	(20,194)	(16,740)	100	(36,834)

Effect of exchange rate on cash and cash equivalents	844	(609)	(486)	(251)

Increase (decrease) in cash and cash equivalents	$1,381	$109	$854	$2,344

Cash and cash equivalents at the beginning of the period	18,309	140	9,275	27,724

Cash and cash equivalents at the end of the period	$19,690	$249	$10,129	$30,068

Back to Contents

Condensed Consolidating Statement of Cash Flows Information
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

Condensed Consolidating Statement of Cash Flows Information Six Months Ended March 31, 2004

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

Back to Contents

Condensed Consolidating Statement of Cash Flows Information
Year Ended September 30, 2003

		Predecessor

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$21,292	$5,813	$9,595	$36,700

Net cash used for investing activities	(19,425)	—	(3,033)	(22,458)

Net cash used for financing activities	(9,510)	(13,315)	(2,178)	(25,003)

Effect of exchange rate on cash	1,865	7,233	(5,516)	3,582

Increase (decrease) in cash and cash equivalents	$(5,778)	$(269)	$(1,132)	$(7,179)

Cash and cash equivalents at the beginning of the period	7,322	475	6,683	14,480

Cash and cash equivalents at the beginning of the period	$1,544	$206	$5,551	$7,301

17.	Valuation and Qualifying Accounts

For the periods ended September 30, 2003, March 31, 2004 , September 30, 2004 and September 30, 2005 (Dollars in thousands)

		Additions
	Balance at	Provisions	Charged	Net Deductions	Balance at
	beginning	Charged to	to Other	From	end of
	of Period	Operations	Accounts	Allowances	Period
Year ended September 30, 2003
Bad Debt Reserve	$1,524	$243	$—	$(409)	$1,358

Six months ended March 31, 2004
Bad Debt Reserve	1,358	233	—	(97)	1,494

Six months ended September 30, 2004
Bad Debt Reserve	$1,494	$137	$—	$(297)	$1,334

Year ended September 30, 2005
Bad Debt Reserve	1,334	179	—	(307)	1,206

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Back to Contents

Item 9A. Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2005 and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

Item 9B. Other Information

None.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company as of November 1, 2005.

Name	Age	Position

Michael A. McLain (1)	55	Chief Executive Officer, President and Chairman of the Board of Directors

Jeffrey S. Kulka	48	Senior Vice President, Chief Financial Officer and Secretary

James H. Floyd	50	President, Aearo Europe and International

M. Rand Mallitz	63	President, Specialty Composites

D. Garrad (Gary) Warren, III	53	President, North American Safety Products Group

James M. Phillips	53	Senior Vice President, Human Resources

Rahul Kapur	54	Senior Vice President, Corporate Development and Chief Strategy
		Officer
Thomas R. D’Amico	49	Senior Vice President, Operations and Research and Development

John D. Howard	53	Director

Douglas R. Korn (1)(2)	43	Director, Chairman of Audit Committee

Peter S. Cureton (2)	31	Director

Nick White	60	Director

1	.	Member of Compensation Committee
2	.	Member of Audit Committee

Back to Contents

Michael A. McLain has been President, Chief Executive Officer and Director of the Company since February 1998. Effective May 30, 2001, he was named Chairman of the Board of Directors. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Gold Toe Corporation, Little Rapids Corporation and Timex.

Jeffrey S. Kulka, Senior Vice-President, Chief Financial Officer, and Secretary joined the Company in March 1997 as Corporate Controller. Prior to joining Aearo, he spent ten years with Augat Inc. in a variety of assignments including Divisional Controllerships and Business Development in domestic and international settings.

James H. Floyd, President, Aearo Europe, Managing Director, International, joined Aearo in April 1998. Prior to 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

M. Rand Mallitz, President, Specialty Composites, joined the Company in January 1992. In January 2005, Mr. Mallitz was promoted to President, Specialty Composites. Prior to joining the Company, he was CEO/President of Roth Office Products.

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

James M. Phillips, Senior Vice President, Human Resources joined the Company in May 1998. Prior to joining Aearo, Mr. Phillips worked for Dow Chemical Company for more than 20 years in the areas of recruiting, training and compensation.

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

John D. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc. and group head of Bear Stearns Merchant Banking. Prior to joining Bear Stearns, Mr. Howard was co-Chief Executive Officer of Vestar Capital Partners Inc., a private investment firm specializing in management buyouts. Mr. Howard is currently a Director of Aéropostale, Inc., New York & Company, Inc., Seven for All Mankind, LLC, Stuart Weitzman Holdings, LLC, Sutton Place Group, LLC, The John Henry Company, and Vitamin Shoppe Industries Inc..

Douglas R. Korn is a Senior Managing Director of Bear, Stearns & Co. Inc. and an Executive Vice President of Bear Stearns Merchant Banking. Prior to joining Bear Stearns, Mr. Korn was a Managing Director of Eos Partners, L.P., an investment partnership. Mr. Korn is currently a Director of Bally International AG, Fitz and Floyd, Inc., Reddy Ice Group, Inc. and Vitamin Shoppe Holdings.

Nick White was appointed to the Board of Director in November 2004. Mr. White held various executive level positions with Wal-Mart Stores, Inc. over a 28-year period. He was a member of Wal-Mart’s Executive Committee during his last fifteen years with the company. Mr. White is currently the President and CEO of White and Associates Consulting Firm.

Back to Contents

Peter S. Cureton is a Vice President of Bear, Stearns & Co. Inc. and Bear Stearns Merchant Banking. Prior to joining Bear Stearns, Mr. Cureton was an Associate at Wellspring Capital Management LLC, a private equity firm. Mr. Cureton was appointed to the Board of Directors in February 2005.

Our Audit Committee recommends the firm to be appointed as independent registered public accounting firm to audit the financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm our annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the registered public accounting firm’s independence and establishes policies for business values, ethics and employee relations. The Audit Committee is comprised of Douglas R. Korn and Pete Cureton. The Board of Directors is currently searching for an independent financial expert to serve on the Audit Committee.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports file or furnished pursuant to Section 15(a) or 15(d) of the Exchange Act, are made available free of charge at www.aearo.com. In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the Securities and Exchange Commission (“SEC”). Requests should be directed to the Corporate Secretary at the principal executive offices listed herein.

Our officers and directors are not subject to Section 16 of the Exchange Act.

Item 11. Executive Compensation

The compensation of executive officers of the Company is determined by the Compensation Committee of the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2005 (the “Named Executive Officers”) for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2005.

Back to Contents

Summary Compensation Table
Annual Compensation

	Fiscal Year	Salary	Bonus	Other Annual Compensation

Michael A. McLain	2005	$568,545	$499,279	$86,303	(1)
Chief Executive Officer, President and Chairman of the	2004	$546,252	$474,352	$800,169	(1)
Board of Directors	2003	$515,007	$398,125	$81,855

D. Garrad Warren, III	2005	$297,510	$209,100	$70,973	(2)
President, North American Safety Products Group	2004	$280,707	$198,605	$868,454	(2)
	2003	$250,281	$155,284	$44,496	(2)

Thomas R. D’Amico	2005	$232,553	$162,680	$108,642	(3)
Senior Vice President, Operations and R&D	2004	$47,046	$31,361	$1,150	(3)
	2003

James H. Floyd, President, Aearo Europe,	2005	$256,140	$179,951	$36,938	(5)
Managing Director, International	2004	$242,115	$170,951	$237,739	(5)
	2003	$216,300	$133,988	$34,934	(5)

M. Rand Mallitz	2005	$231,015	$162,763	$33,889	(6)
President, Specialty Composites	2004	$221,352	$153,265	$201,709	(6)
	2003	$212,832	$131,626	$27,882	(6)

Summary Compensation Table
Long Term Compensation

	Awards				Payouts

	Fiscal Year	Restricted Stock Award(s) (4)		Securities Underlying Options	Long Term Incentive Plan

Michael A. McLain	2005	—		—	—
Chief Executive Officer, President	2004	—		129,700	$6,322,579	(7)
and Chairman of the Board of Directors	2003	—		—	—

D. Garrad Warren, III	2005	—		—	—
President, North American Safety	2004	—		45,200	$1,941,935	(7)
Products Group	2003	—			—

Thomas R. D’Amico	2005	—		—	—
Senior Vice President, Operations	2004	$200,000	(4)	23,375	—
and R&D	2003	—		—	—

James H. Floyd, President, Aearo Europe,	2005	—		—	—
Managing Director, International	2004	—		43,800	1,535,484	(7)
	2003	—		—	—

M. Rand Mallitz	2005	—		—	—
President, Specialty Composites	2004	—		23,375	632,258	(7)
	2003	—		—	—

1	.	Includes contributions made on behalf of Mr. McLain to the Company’s 401(k) Savings Plan ($6,450 for 2005, $6,300 for 2004 and $5,800 for 2003) and to the Company’s Cash Balance Plan ($13,121 for 2005, $12,793 for 2004 and $12,541 for 2003). Also includes expenses recognized by the Company for unfunded accruals made on Mr. McLain’s behalf to the Company’s Supplemental Executive Retirement Plan ($66,732 for 2005, $52,250 for 2004 and $43,206 for 2003), the Company’s match and interest credits to the Company’s Deferred Compensation Plan ($13,867 for 2004 and $20,308 for 2003) and for the cancellation of options ($714,958).

Back to Contents

2.	Includes contributions made on behalf of Mr. Warren to the Company’s 401(k) Savings Plan ($6,450 for 2005, $6,300 for 2004 and $5,800 for 2003) and to the Company’s Cash Balance Plan ($13,121 for 2005, $12,793 for 2004 and $12,541 for 2003). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Warren’s behalf to the Company’s Supplemental Executive Retirement Plan ($22,989 for 2005, $18,579 for 2004 and $11,023 for 2003), the Company’s match and interest credits to the Company’s Deferred Compensation Plan ($18,330 for 2004 and $15,132 for 2003) and for the cancellation of options ($812,452). Also includes interest earned on 221 deferred preferred stock units held in Mr. Warren’s account under the 2004 Aearo Technologies Inc. Deferred Compensation Plan ($28,413 for 2005). The deferred preferred stock units were redeemed in May 2005 (91 units) and August 2005 (130 units).

3.	Includes contributions made on behalf of Mr. D’Amico to the Company’s 401(k) Savings Plan ($8,179 for 2005 and $1,150 for 2004) and to the Company’s Cash Balance Plan ($6,600 for 2005 and $0 for 2004). Includes expenses recognized by the Company for unfunded accruals made on Mr. D’Amico’s behalf to the Company’s Supplemental Executive Retirement Plan ($4,413 for 2005 and $0 for 2004). Includes a sign-on bonus ($70,000 for 2005) and relocation expenses ($19,450 for 2005).

4.	Includes the assumed fair market value ($200,000) established by the Board of Directors of Aearo Technologies Inc. on the date of grant of 20,000 shares of common stock granted to Mr. D’ Amico in August 2004, under the Aearo Technologies Inc. Stock Incentive Plan. Full ownership of the shares vests in 20% increments over 5 years and may be accelerated in certain events. Any unvested shares would be forfeited and returned to Aearo Technologies Inc. if Mr. D’Amico were no longer employed by the Company. All the restricted shares are entitled to cash dividends and voting rights. On September 30, 2005, 16,000 restricted shares were held by Mr. D’Amico subject to future vesting and were all the shares of restricted stock outstanding under the Aearo Technologies Inc. Stock Incentive Plan. The value of the unvested shares was $624,000 calculated on the basis of an assumed fair market value of $39 per share as established by the Aearo Technologies Inc. Board of Directors. Mr. D’Amico was not an employee of the Company in 2003.

5.	Includes contributions made on behalf of Mr. Floyd to the Company’s 401(k) Savings Plan ($6,350 for 2005, $6,193 for 2004 and $5,700 for 2003) and to the Company’s Cash Balance Plan ($13,121 for 2005, $12,793 for 2004 and $12,541 for 2003). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Floyd’s behalf to the Company’s Supplemental Executive Retirement Plan ($17,467 for 2005, $13,788 for 2004 and $7,354 for 2003), the Company’s match and interest credits to the Company’s Deferred Compensation Plan ($9,970 for 2004 and $9,339 for 2003) and for the cancellation of options ($194,988).

6.	Includes contributions made on behalf of Mr. Mallitz to the Company’s 401(k) Savings Plan ($6,726 for 2005, $6,200 for 2004 and $5,945 for 2003) and to the Company’s Cash Balance Plan ($13,121 for 2005, $12,793 for 2004 and $12,541 for 2003). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Mallitz’s behalf to the Company’s Supplemental Executive Retirement Plan ($14,042 for 2005, $11,938 for 2004 and $6,978 for 2003), the Company’s match and interest credits to the Company’s Deferred Compensation Plan ($4,232 for 2004 and $2,418 for 2003) and for the cancellation of options ($166,553).

7.	Includes payments made under the phantom equity plan to Messrs. McLain ($6,322,579), Warren ($1,941,935), Floyd ($1,535,484) and Mallitz ($632,258).

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Technologies Inc. Common Stock held by the Named Executive Officers at the end of fiscal 2005. None of the Named Executive Officers exercised any options during fiscal 2005.

			Number of Shares Covered by Options at Fiscal Year-end		Value of Outstanding In-the-money Options At Fiscal Year-end (1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael A. McLain	—	—	32,550	97,150	$823,575	$2,536,475
D. Garrad Warren, III	—	—	11,370	33,830	$287,655	$882,895
James H. Floyd	—	—	11,010	32,790	$278,340	$885,360
M. Rand Mallitz	—	—	6,780	20,120	$171,420	$524,680
Thomas R. D’Amico	—	—	6,412	16,963	$170,198	$455,177

Back to Contents

1	.	There was no public market for Aearo Technologies Inc.’s capital stock as of September 30, 2005. Accordingly, these values have been calculated on the basis of an assumed fair market of $39 per share as established by the Aearo Technologies Inc.’s Board of Directors.

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

Employment Agreements

In connection with the Merger, AC Safety Acquisition Corp. entered into employment agreements with the following seven senior executives: Michael McLain, D. Garrad Warren III, M. Rand Mallitz, James M. Phillips, Rahul Kapur, Jeffrey S. Kulka and James H. Floyd. Aearo Technologies Inc. entered into an employment agreement with Thomas R. D’Amico upon the commencement of his employment with the Company in July 2004. Under each agreement, the applicable executive will receive (i) a base salary that will initially be equal to the base salary received by such executive prior to the Merger and will be subject to annual review each year beginning with fiscal year 2005, (ii) an annual bonus that will be based on the achievement by Aearo Company I and Aearo Technologies Inc. of certain performance targets and (iii) certain employee benefits under health and welfare plans and participation in incentive, savings and retirement plans that, for the period beginning on the consummation of the Merger and ending on the second anniversary of the consummation of the Merger will be no less favorable in the aggregate than those currently provided.

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

Each employment agreement also contains a covenant not to compete and a non-solicitation and noninterference provision with respect to employees and customers.

Deferred Compensation Plans

Aearo Plan. Aearo Company I currently maintains a deferred compensation plan for certain of its employees and directors. The plan is a non-qualified plan savings plan under the IRS code that provides executive officers the opportunity to defer the receipt of base salary and/or bonus. The total amount of Aearo assets and obligations outstanding under the plan was approximately $3.4 million as of September 30, 2005.

Back to Contents

2004 Aearo Technologies Inc. Plan. On April 7, 2004, Aearo Technologies Inc. adopted the 2004 Deferred Compensation Plan. A limited group of executives of Aearo Technologies Inc. were credited with a transaction bonus under the plan as of that date. The bonus amounts credited under the plan were credited to a deferred compensation account in each participant’s name and deemed to be invested in a combination of common stock units and preferred stock units. Stock units do not have voting or dividend rights. However, upon the payment of a stock or cash dividend, participants will have dividend equivalent rights. In the event of a stock dividend, the dividend equivalents will be credited in the form of additional preferred or common stock units, as applicable. In the event of a cash dividend, each participant will be entitled to a cash payment from Aearo Technologies Inc. in an amount equal to the aggregate cash dividend that would have been paid on the preferred or common units, as applicable, credited to the participant’s deferred compensation account on the dividend record date as if those units had actually been shares outstanding. The amounts credited to the participant’s deferred compensation account generally become payable upon the first to occur of the participant’s termination of employment or certain liquidity or other events set forth in the Aearo Technologies Inc. 2004 Deferred Compensation Plan. Stock units will be paid in an equal number of shares of common or preferred stock, as applicable.

Employee Stock and Other Benefit Plans

Stock Incentive Plan. In connection with the Merger, our ultimate parent adopted a Stock Incentive Plan for the benefit of certain of its employees. Options to acquire 18.5% of the total outstanding shares of our ultimate parent’s common stock on a fully diluted basis were granted under the plan. With respect to the options, the plan only permits the issuance of non-qualified options. In addition, common stock representing a total of 1.5% of the outstanding shares of our ultimate parent’s common stock on a fully diluted basis was designated as restricted stock and made available for grant under the plan for new hires and for incentives for existing employees of which 20,000 shares of restricted stock have been granted under the plan. The number of shares of restricted stock and the number of options to be issued to each new hire or existing employee will be determined by the Compensation Committee of the Board of Directors of our ultimate parent based on the recommendation of the Chief Executive Officer. There were no option grants to any of our Named Executive Officers in fiscal 2005.

Back to Contents

Compensation Committee Interlocks and Insider Participation. Our Compensation Committee makes all executive officer compensation decisions and submits them to our Board of Directors for final review and approval. The Compensation Committee is comprised of Michael A. McLain and Douglas R. Korn. In addition, no member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

Back to Contents

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather than in a lump sum:

Annual
Benefits
Payable

Michael A. McLain	$110,876
Chief Executive Officer, President and Chairman of the Board of Directors

D. Garrad Warren, III	$53,815
President, North American Safety Products Group

Thomas R. D’Amico	$40,273
Senior Vice President, Operations and R&D

James H. Floyd	$62,607
President, Aearo Europe, Managing Director, International

M. Rand Mallitz	$29,174
President, Specialty Composites

Back to Contents

Item 12. Security Ownership of Certain Beneficial Owners and Management

Aearo Corporation owns 100% of our capital stock. Aearo Technologies Inc., or Holdings, owns 100% of the capital stock of Aearo Corporation. The following table sets forth information as of September 30, 2005, with respect to the ownership of the capital stock of Holdings by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Shares

Bear Stearns Merchant Capital II, L.P	2,013,462	(1)	79.3
Vestar Equity Partners, L.P.	238,531	(2)	9.4
Michael A. McLain	117,797	(3)	4.6
James H. Floyd	39,446	(3)	1.5
Rahul Kapur	39,446	(3)	1.5
D. Garrad Warren III	33,699	(3)	1.3
M. Rand Mallitz	28,091	(3)	1.1
James M. Phillips	22,405	(3)(4)	*
Thomas R. D’Amico	33,912	(3)(5)	1.3
Nick White	3,400	(3)	*
Jeffrey S. Kulka	12,602	(3)	*
John D. Howard	2,013,462	(6)	79.3
Douglas R. Korn	2,013,462	(6)	79.3

Directors and Executive Officers as a group	2,582,791		98.0
*	Less than one percent.

Back to Contents

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

(2) Vestar Equity Partners, L.P. has an address at 245 Park Avenue, 41st Floor, New York, NY 10167.

(3) The amount reported include shares of common stock that may be acquired within 60 days of September 30, 2005, through the exercise of stock options as follows: Mr. McLain – 32,550 shares, Mr. Floyd – 11,010 shares, Mr. Kapur – 11,010 shares, Mr. Warren – 11,370 shares, Mr. Mallitz – 6,780 shares, Mr. Phillips – 6,780 shares, Mr. D’Amico – 6,412 shares, Mr. White – 900 shares, Mr. Kulka – 11,040 shares, and all directors and officers as a group – 97,852 shares.

(4)   Includes 15,625 shares of common stock held by a trust as to which Mr. Phillips shares voting and investment power as co-trustee with his spouse.

(5)   Includes 16,000 shares of common stock as to which Mr. D’Amico has sole voting power but which are subject to vesting and transfer restrictions imposed under the Stock Incentive Plan.

(6)   Each of Messrs. Howard, and Korn may be deemed the beneficial owner of the shares of common stock owned by Bear Stearns Merchant Capital II, L.P. set forth in note (1) above due to their status as vice president of Bear Stearns Merchant Banking, senior managing director of Bear Stearns & Co. Inc. and chief executive officer of Bear Stearns Merchant Banking, and senior managing director of Bear Stearns & Co. Inc. and executive vice president of Bear Stearns Merchant Banking, respectively. Each such person disclaims beneficial ownership of any such shares.

Back to Contents

Item 13. Certain Relationships and Related Transactions

Stockholder Support Agreement

On March 10, 2004, the Company entered into a stockholder support agreement with Aearo Technologies Inc., AC Safety Acquisition Corp. and Vestar Equity Partners, L.P. The stockholder support agreement contains, among other things, the following provisions with respect to Vestar and its affiliates:

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

Professional Services Agreement

On April 7, 2004, Aearo Technologies Inc., Aearo Corporation and Aearo Company I entered into a professional services agreement with Bear Stearns Merchant Manager II, LLC, or BSMM (the “Successor Agreement”). Under the terms of the Successor Agreement, Aearo Technologies Inc., Aearo Corporation and Aearo Company I retained BSMM to provide certain management consulting and financial advisory services, for which the Company will pay BSMM an annual advisory fee equal to the greater of (i) $0.7 million and (ii) 1.25% of the Adjusted Consolidated EBITDA (as defined in our credit facility as in effect on April 7, 2004, plus, to the extent deducted in arriving at Consolidated EBITDA, the aggregate advisory fee paid under the Successor Agreement and any fees paid to Vestar Capital Partners or any of its affiliates) by the Company and its subsidiaries. If Aearo Technologies Inc., Aearo Corporation or Aearo Company I engages BSMM with respect to any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction, the Company will pay BSMM a transaction fee to be negotiated between the parties. If the parties do not agree on a fee, the transaction fee will be 1.0% of the aggregate enterprise value paid or provided to Aearo Technologies Inc., Aearo Corporation or Aearo Company I. BSMM will also be entitled to a fee (a “Company Sale Fee”) of 0.65% of the aggregate enterprise value paid to Aearo Technologies Inc. or Aearo Corporation in a sale of Aearo Technologies Inc. or Aearo Corporation. The Successor Agreement will terminate on the earlier of (i) April 7, 2014, (ii) the consummation of a sale of Aearo Technologies Inc., Aearo Corporation or Aearo Company I, (iii) termination upon thirty days’ written notice by BSMM and (iv) the consummation of a qualified public offering of Aearo Technologies Inc. common stock. If not terminated by the foregoing, upon the tenth anniversary of the date of the Successor Agreement and the end of each year thereafter, the term is automatically extended for an additional year unless terminated by either party at least 30 days prior to such year end. Under the Successor Agreement, Aearo Technologies Inc., Aearo Corporation and Aearo Company I have agreed to indemnify BSMM for any and all claims and losses arising out of, or relating, to the professional services agreement.

Stockholders’ Agreement

On April 7, 2004, all holders of the capital stock of Aearo Technologies Inc. entered into and became subject to a stockholders’ agreement that governs certain aspects of our relationship with our security holders. The stockholders’ agreement, among other things:

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

Back to Contents

•	restricts the ability of certain security holders to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, common stock or preferred stock or all or part of the voting power associated with common stock or preferred stock, subject to certain specified exceptions;

•	grants to BSMM the right to designate members of the board of directors of Aearo Technologies Inc.;

•	grants to security holders the right to buy their proportionate percentage of securities offered for sale to BSMM by Aearo Technologies Inc.;

•	allows Aearo Technologies Inc. and BSMM to repurchase all or any portion of the common stock and preferred stock held by directors, employees and consultants of Aearo Corporation at varying prices upon the termination of their employment with Aearo Corporation for any reason (including death or disability);

•	grants demand and piggyback registration rights to BSMM and allow security holders to include securities in a registration statement filed by Aearo Technologies Inc. with respect to an offering of common stock or preferred stock (i) in connection with the exercise of any demand rights by BSMM and its affiliates or any other security holders possessing such rights or (ii) in connection with which BSMM and its affiliates exercise “piggyback” registration rights;

•	provides for the payment by Aearo Technologies Inc. of the fees and expenses associated with the exercise of registration rights under the stockholders’ agreement;

•	restricts the ability of Aearo Technologies Inc. and its subsidiaries to enter into certain transactions with BSMM and its affiliates; and

•	provides for non-operating board members of our management to vote their shares at the direction of Aearo Technologies Inc. and to grant Aearo Technologies Inc. a proxy in respect of their shares;

•	restricts our ability to amend the certificate of designations governing our series A preferred stock without the approval of certain of our security holders; and

•	grant to the security holders of Aearo Technologies Inc. information rights with respect of Aearo Technologies Inc. and its subsidiaries.

The stockholders’ agreement will terminate upon the earliest to occur of (i) the dissolution of Aearo Technologies Inc., (ii) the occurrence of any event that reduces the number of security holders to one, (iii) the consummation of a qualified initial public offering of Aearo Technologies Inc.’s common stock and (iv) the transfer to a person or group other than BSMM and its affiliates of a number of shares of common stock having the power to elect a majority of the Aearo Technologies Inc. Board of Directors.

Back to Contents

Item 14. Principal Accountant Fees and Services

Audit Fees

The firm of Deloitte and Touche, LLP (“Deloitte”) has served as the Company’s independent registered public accounting firm for each of the last two fiscal years ended September 30, 2004 and 2005. The aggregate fees billed by Deloitte are as follows:

	2004	2005

Audit fees	$493,800	$318,500

Audit related fees	63,690	144,241

Tax fees	525,415	427,997

Audit related fees in the fiscal year ended September 30, 2005 included approximately $0.1 million related to various consulting activities related to acquisitions, financing, benefit plan audits and 404 readiness consulting. Audit related fees in the fiscal year ended September 30, 2004 included approximately $0.1 million related to consulting activities related to acquisitions and benefit plan audits.

Tax fees in the fiscal year ended September 30, 2005 related to tax compliance, tax advice and planning services. Tax fees in the fiscal year ended September 30, 2004 included approximately $0.4 million related to the Merger Agreement and $0.1 million related to tax compliance, tax advice and planning services. Services include preparation of federal and state tax returns, tax planning and assistance with various business issues including correspondence with taxing authorities.

The Audit Committee reviewed the audit and non-audit services rendered by Deloitte and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent registered public accounting firm are approved in advance by the Board of Directors or the Audit Committee to ensure that such services do not impair the auditors’ independence.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a)	1.	Financial Statements:
	See Index to financial statements under Item 8 on page 37 of this report.

	2.	Financial Statement Schedules:
	None.

	3.	Exhibits:
	See Index of Exhibits on pages 100 to 101 hereof.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aearo Company I

Date: November 20, 2005	By: /s/ Michael A. McLain

Michael A. McLain
Chief Executive Officer, President, and Chairman
of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 20, 2005	/s/ Michael A. McLain

Michael A. McLain
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 20, 2005	/s/ Jeffrey S. Kulka

Jeffrey S. Kulka
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: November 20, 2005	/s/ John D. Howard

John D. Howard, Director

Date: November 20, 2005	/s/ Douglas R. Korn

Douglas R. Korn, Director

Date: November 20, 2005	/s/ Nick White

Nick White, Director

Date: November 20, 2005	/s/Pete Cureton

Pete Cureton, Director

Back to Contents

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among Aearo Corporation, Aearo Technologies Inc.
and AC Safety Acquisition Corp. dated March 10, 2004 (Incorporated by reference to
Exhibit 2.1 of Aearo Corporation’s Current Report on Form 8-K filed April 22, 2004
(File No. 33-96190))
3.1*	Certificate of Incorporation of Aearo Company I
3.2	Bylaws of Aearo Company I (Incorporated by reference to Exhibit 3.2 of Aearo
Company I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)
4.1*	Indenture, dated as of April 7, 2004, among Aearo Company I, Cabot Safety
Intermediate Corporation, VH Industries, Inc. and J.P. Morgan Trust Company, as
Trustee
4.2*	Form of Exchange Note (included in Exhibit 4.1)
10.1*	Credit Agreement among Aearo Technologies Inc., Aearo Corporation, Aearo
Company I, the various Lenders party thereto, Bear Stearns Corporate Lending, as
Syndication Agent, National City Bank of Indiana, as Co-Documentation Agent,
Wells Fargo Bank, N.A., as Co-Documentation Agent, and Deutsche Bank AG, New
York Branch, as Administrative Agent dated April 7, 2004
10.2	Professional Services Agreement among Aearo Technologies Inc., AC Safety
Acquisition Corp., Aearo Company I and Bear Stearns Merchant Manager II, LLC
dated April 7, 2004 (Incorporated by reference to Exhibit 10.1 to Aearo Corporation’s
Current Report on Form 8-K filed April 22, 2004 (File No. 33-96190))
10.3*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and Michael A. McLain (M)
10.4*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and D. Garrad Warren III (M)
10.5*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and M. Rand Mallitz (M)
10.6*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and James M. Phillips (M)
10.7*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and Rahul Kapur (M)
10.8*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and Jeffrey S. Kulka (M)
10.9*	Executive Employment Agreement dated March 10, 2004, between AC Safety
Acquisition Corp. and James H. Floyd (M)
10.10*	Aearo Technologies Inc. 2004 Deferred Compensation Plan (M)
10.11+	Aearo Technologies Inc. 2004 Stock Incentive Plan (M)
10.12	First Amendment, dated as of April 28, 2005, with respect to the Credit Agreement, dated as of April 7, 2004, among Aearo Technologies Inc. and Aearo Corporation, as guarantors, the other guarantors party thereto, the various lenders party thereto, Bear
Stearns Corporate Lending, as Syndication Agent, National City Bank of Indiana and
Wells Fargo Bank, N.A., as Co-Document Agents, and Deutsche Bank AG , New
York Branch as Administrative Agent. (Incorporated by reference to Exhibit 10.12 of
Aearo Company I’s Current Report on Form 10-Q for the quarter ended March 31,
2005)
10.13+	Executive Employment Agreement dated July 13, 2004, between Aearo Technologies
Inc. and Thomas R. D’Amico. (M)
10.14+	Summary of Management Incentive Plan for Executives other than the CEO. (M)
10.15+	Summary of Management Incentive Plan for the CEO. (M)
10.16+	Nonqualified Deferred Compensation Plan, effective August 5, 1999, as amended.
(M)

Back to Contents

10.17+	Summary of Executive Supplemental Severance Pay Policy, as in effect December 1,
2002. (M)
12.1+	Computation of Ratio of Earnings to Fixed Charges
21.1+	Subsidiaries of Aearo Company I
31.1+	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
31.2+	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.1+	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adapter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adapter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit to the registration statement on Form S-4, No. 333-116676, of Aearo Company I

+	Filed herewith.

(M)	Identifies management contract or compensatory plan.