Form 10-Q
period 2005-12-31
Aearo CO I
filed 2006-02-13
CIK 1290498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-116676

AEARO COMPANY I
(Exact name of registrant as specified in its charter)

Delaware	13-3840356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5457 West 79th Street	46268
Indianapolis, Indiana	(Zip Code)
(Address of principal executive offices)

(317) 692-6666
Registrant’s telephone number, including area code:

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

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 14, 2006 was 100.

Back to Contents

AEARO COMPANY I

Table of Contents

Form 10-Q for the Quarterly Period Ended December 31, 2005

Back to Contents

Part I-Financial Information

Item 1. Financial Statements

AEARO COMPANY I AND SUBSIDIARIES
Condensed Consolidated Balance Sheets – Assets
(In Thousands)

	December 31, 2005	September 30, 2005

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,577	$30,068
Accounts receivable (net of allowance for doubtful accounts of $1,447 and $1,381, respectively)	59,382	61,998
Inventories	54,161	48,132
Deferred and prepaid expenses	11,200	8,385

Total current assets	152,320	148,583

LONG TERM ASSETS:
Property, plant and equipment, net	50,103	50,444
Goodwill and other intangible assets, net	286,562	288,674
Other assets	13,435	13,644

Total assets	$502,420	$501,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Liabilities and Stockholder’s Equity
(In Thousands, Except for Per Share and Share Amounts)

	December 31, 2005	September 30, 2005

	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$3,404	$3,432
Accounts payable and accrued liabilities	55,813	58,632
Accrued interest	3,115	6,678
Accrued income taxes	2,263	1,888

Total current liabilities	64,595	70,630

LONG TERM LIABILITIES:
Long-term debt	296,472	297,625
Deferred income taxes	47,949	45,340
Due to Parent	1,293	1,161
Other liabilities	14,223	12,984

Total liabilities	424,532	427,740

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value–
Authorized–100 shares
Issued and outstanding–100 shares	—	—
Additional paid in capital	101,750	101,750
Accumulated deficit	(20,977)	(26,820)
Accumulated other comprehensive loss	(2,885)	(1,325)

Total stockholder’s equity	77,888	73,605

Total liabilities and stockholder’s equity	$502,420	$501,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In Thousands)
(Unaudited)

Three Months Ended
December 31,

	2005	2004

Net sales	$104,142	$95,761
Cost of sales	52,139	48,705

Gross profit	52,003	47,056
Selling and administrative	32,603	31,731
Research and technical services	2,500	2,220
Amortization of intangible assets	1,302	1,318
Other (income) charges, net	296	(68)

Operating income	15,302	11,855
Interest expense, net	5,688	5,241

Income before provision for income taxes	9,614	6,614
Provision for income taxes	3,771	1,596

Net income	$5,843	$5,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Equity
(In Thousands, Except Share Amounts)

			Additional			Accumulated
			Paid			Other
	Common		In	Accumulated		Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit		Loss	Total	Income

Balance, October 1, 2005	100	$—	$101,750	$(26,820)	$	$(1,325)`	$73,605

Net income	—	—	—	5,843		—	5,843	$5,843
Foreign currency translation adjustment			—	—		(1,149)	(1,149)	(1,149)
Unrealized loss on derivative instruments, net of tax			—	—		(304)	(304)	(304)
Net minimum pension liability adjustment, net of tax			—	—		(107)	(107)	(107)

Comprehensive income								$4,283

Balance, December 31, 2005	100	$—	$101,750	$(20,977)		$(2,885)	$77,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flow
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,843	$5,018
Adjustments to reconcile net income to cash provided by operating activities–
Depreciation	2,449	2,577
Amortization of intangible assets and deferred financing costs	1,620	1,660
Deferred income taxes	2,512	240
Other, net	11	67
Changes in assets and liabilities:
Accounts receivable	2,246	3,027
Inventories	(6,315)	(1,060)
Income taxes payable	455	843
Accounts payable and accrued liabilities	(5,307)	(8,073)
Prepaid and deferred assets	(2,443)	(717)
Other assets	(494)	(1,211)
Other liabilities	953	(1,008)

Net cash provided by operating activities	1,530	1,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,117)	(1,494)
Other	3	1

Net cash used for investing activities	(3,114)	(1,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(312)	(325)
Proceeds from notes payable to Parent	132	—
Repayment of capital lease obligations	(71)	(65)
Repayment of long term debt	(25)	(224)

Net cash used for financing activities	(276)	(614)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(631)	465

DECREASE IN CASH AND CASH EQUIVALENTS	(2,491)	(279)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,068	27,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,577	$27,445

NON CASH INVESTING ACTIVITIES:
Property, plant and equipment purchases	$614	$—

CASH PAID FOR:
Interest	$9,716	$9,265

Income taxes	$740	$1,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

AEARO COMPANY I AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1)	Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Aearo Company I (the “Company”) contain all normal, recurring adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

2)	Company Background and Basis of Presentation

The Company manufactures and sells products under the brand names AOSafety®, E-A-R®, Peltor® and SafeWaze™. These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

The Company is wholly-owned by Aearo Corporation, a subsidiary of Aearo Technologies Inc.

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

Revenue Recognition and Allowance for Doubtful Accounts. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. The Company offers its customers three types of incentive programs: a sales rebate/volume discount program, a marketing incentive program and a co-operative advertising program. The sales rebate/volume discount program is based on achieved volume levels along with growth incentives over the prior year’s sales dollars. Rebate obligations are estimated based on current sales levels and are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The marketing incentive program provides qualifying customers that achieve specified volume levels with funds to assist the customers with marketing the Company’s products. The funds provided to the qualifying customers are recorded as a reduction of revenue when sales to the customer make progress towards the required sales level. The co-operative advertising program provides funds to specific customers to advertise the Company’s products. The qualifying customers provide specific documentation of the advertising to the Company to assure that the benefit received is comparable to other arms length advertising expenditures undertaken by the Company. The amount of co-operative advertising charged to selling and administrative expenses for the three months ended December 31, 2005 and 2004 were $0.7 million and $0.5 million, respectively. An allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer’s credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Back to Contents

Foreign Currency Translation. Assets and liabilities of the Company’s foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholder’s equity.

Foreign Currency Transactions. Foreign currency gains and losses arising from transactions by the Company or any of the Company’s subsidiaries are reflected in net income.

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

Goodwill and Other Intangibles. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date.

The following presents a summary of other intangibles assets as of September 30, 2005 and December 31, 2005 (dollars in thousands):

September 30, 2005	Gross Amount	Accumulated Amortization	Carrying Amount

Trademarks	$114,300	$–	$114,300
Customer relationship list	73,000	(7,299)	65,701
Patents	963	(377)	586
Other	385	(185)	200

Total Intangibles	$188,648	$(7,861)	$180,787

Back to Contents

December 31, 2005	Gross Amount	Accumulated Amortization	Carrying Amount

Trademarks	$114,300	$–	$114,300
Customer Relationship List	73,000	(8,515)	64,485
Patents	1,004	(437)	567
Other	728	(210)	518

Total Intangibles	$189,032	$(9,162)	$179,870

Estimate of Aggregate Amortization Expense (dollars in thousands):

Year ending September 30, 2006	$5,310
Year ending September 30, 2007	5,294
Year ending September 30, 2008	5,183
Year ending September 30, 2009	4,973
Year ending September 30, 2010	4,980

The following presents the changes in the carrying amount of goodwill for the three months ended December 31, 2005 (dollars in thousands):

Three Months
Ended
December 31,

2005

Beginning balance	$107,887
Translation adjustment	(1,195)

Ending balance	$106,692

Stock-based Compensation. Certain employees are awarded stock options and restricted stock under the stock incentive plan of Aearo Technologies Inc. The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to or above the price of the underlying common stock on the grant date. The Company recognizes compensation expense related to restricted stock awards and amortizes the expense over the vesting period based on the estimated fair value of the stock at the date of grant.

Back to Contents

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (dollars in thousands):

	Three Months Ended
	December 31,
	2005	2004

Net income as reported	$5,843	$5,018
Stock based compensation expense recorded under APB No. 25, net of tax	—	—
Stock-based compensation expense determined under the fair value method, net of tax	(26)	(31)

Proforma net income	$5,817	$4,987

Accounting for Derivative Instruments and Hedging Activities. The Company accounts for derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

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

To mitigate the effects of changes in foreign currency rates on results of operations and cash flows, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. In order to implement the transaction hedging program, the Company utilizes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. For the three months ended December 31, 2005 and 2004, the impact on results of operations for the hedging of trade activities was a net loss of $0.6 million and $0.1 million, respectively.

In regard to its cash flow hedging program, the Company complies with SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. As of December 31, 2005, the Company has recorded a derivative payable of $0.5 million. There was no forward foreign currency contracts designated as cash flow hedges during the three month period ended December 31, 2004. For the three month period ended December 31, 2005 the Company reclassified a net loss of $0.2 million into earnings as a result of the exercise of forward foreign contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. In addition, the Company limits the foreign exchange impact on the balance sheet with debt denominated in Euros.

Back to Contents

The Company is exposed to market risk from changes in interest rates. The Company, from time to time, will utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, fair value adjustments were charged directly to other (income) charges, net. There was no impact on earnings for the three month period ending December 31, 2004. The Company had no interest rate derivatives outstanding for the three month period ended December 31, 2005.

The Company is of the opinion that it is well positioned to manage interest rate exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments.

New Accounting Pronouncements

In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company beginning on January 1, 2006. The Company anticipates that this will impact net income by approximately $0.1 million.

Back to Contents

4)	Other Comprehensive Income

The following table presents the reclassification amounts related to unrealized gains and losses presented in the statement of stockholder’s equity for the three month periods ended December 31, 2005 and 2004, respectively (dollars in thousands):

	Three Months Ended
	December 31,
	2005	2004

Unrealized losses on derivatives during the period	$(477)	$—
Less: reclassification adjustment for gains (losses) included in the statements of operations	(173)	—

Total other comprehensive income (loss)	$(304)	$—

5)	Inventories

Inventories consist of the following (dollars in thousands):
	December 31, 2005	September 30, 2005

Raw materials	$13,108	$10,816
Work in process	12,026	11,249
Finished goods	29,027	26,067

	$54,161	$48,132

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost determined using the first-in, first-out method.

6)	Debt

The Company’s debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes (“8.25% Notes”) due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the “Term Loans”) with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility (“Revolving Credit Facility”) providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the “Senior Bank Facilities”). Since April 7, 2004, when the Company’s debt was issued, the Company’s debt has been reduced by $0.7 million related to the fluctuation of the Euro relative to the U.S dollar as of December 31, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans and Revolving Credit facility at December 31, 2005 were approximately $122.9 million and $0.0 million, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.6 million of letters of credit outstanding at both September 30, 2005 and December 31, 2005. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. Effective December 31, 2004, the Company received a 0.25% reduction in the interest rate paid on its Term Loans for meeting certain financial covenants. The Company was in compliance with all financial covenants and restrictions as of December 31, 2005.

Back to Contents

On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, a one-time payment of up to $35 million of cash distributions, which was made to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to Aearo Technologies Inc., its parent, to be used by Aearo Technologies Inc. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment (i) modified the amount of the incremental Term Loan commitment from $60.0 million to $75.0 million (ii) eliminated the termination date for the incremental Term Loan commitment and (iii) allowed for incremental Term Loans in Euros.

The Company is permitted under its Credit Agreement to pay dividends to its parent, Aearo Corporation, for the purposes of paying cash interest, when due on its indebtedness as long as the Company satisfies certain requirements, or to pay expenses, up to $1.0 million per fiscal year, that occur in the ordinary course of business. For the three months ended December 31, 2005, there is no cash interest due on Aearo Corporation's indebtedness and no expenses forecasted to occur in the ordinary course of business, therefore, the Company is prohibited from paying any dividends without approval from the members of its credit facility.

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

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. As of April, 7, 2004, Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from that date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in a stock purchase agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

Back to Contents

In fiscal 2004 and 2005 the Company settled 3 claims in which it was named as a defendant for an average settlement amount of $16.99 in silica claims and $0.00 in asbestos claims, while an additional 2,152 claims were dismissed without any payment (99.9% of cases closed), because the Company was not a proper defendant or did not make the product in question. As of September 30, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,714 and 4,124, respectively. For the three months ended December 31, 2005, the increases in number of claims where the Company was named as a defendant in silica and asbestos related matters was 37 and 1 respectively. One claim was settled where the Company was named as a defendant in silica related matters and six claims were settled where the Company was named as a defendant in asbestos related matters during the three months ended December 31, 2005. None of these settled claims required a payment by the Company. As of December 31, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,080 and 4,104, respectively.

In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant, because of agreements with prior owners of the brand and/or because of allegations that the Company has some risk of legal liability as a successor (“Additional Claims”). During the three months ended December 31, 2005 the Company did not make any settlement payments for Additional Claims. During that time period the Company paid a total of $0.3 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims. In addition, the Company may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether any claim was made against the Company.

The above information was based on data compiled based on information relating to number of cases and settlements on behalf of the “AO Defense Group,” and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the “AO Safety” brand of respirators and certain of their insurers in which the Company participates and through which all of its settlements have been handled in the relevant years. Also, for the three months ended December 31, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of the Company.

Back to Contents

At December 31, 2005 and September 30, 2005, the Company has recorded liabilities of approximately $5.3 million and $5.1 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2010 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

8)	Segment Reporting

The Company manufactures and sells products under the brand names AOSafety®, E-A-R®, Peltor®and SafeWaze™. These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers’ products to control noise, vibration and shock. The factors used for determining the Company’s reportable segments were predominantly based on the nature and type of product sold.

During the three month period ended December 31, 2004, the Safety Product segment had gross sales of $48.1 million of hearing protection products, $15.1 million of eye, face and head protection products and $11.2 million of other safety products, including fall protection products. During the three month period ended December 31, 2005, the Safety Product segment had gross sales of $50.2 million of hearing protection products, $17.5 million of eye, face and head protection products and $12.8 million of other safety products, including fall protection products.

Back to Contents

Net Sales by Business Segment (dollars in thousands):

	Three Months Ended
	December 31,
	2005	2004

Safety Products	$76,580	$71,153
Safety Prescription Eyewear	9,358	8,974
Specialty Composites	18,204	15,634

Total	$104,142	$95,761

Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $1.0 million and $1.2 million for the three months ended December 31, 2005 and 2004, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%. The Company does not have a single customer in any of its three reportable segments that accounts for more than 10% of segment revenues in any of the periods presented.

Profit (loss) by business segment and reconciliation to income before income taxes (dollars in thousands):

	Three Months Ended
	December 31,
	2005	2004

Safety Products	$14,580	$12,214
Safety Prescription Eyewear	34	(325)
Specialty Composites	4,439	3,861

Segment profit	19,053	15,750

Depreciation	2,449	2,577
Amortization of intangibles	1,302	1,318
Interest expense, net	5,688	5,241

Income before income taxes	$9,614	$6,614

Segment profit is defined as operating income before depreciation, amortization, interest expense, net and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

Back to Contents

9)	Pension

The following table presents the components of net periodic pension cost for the three month periods ended December 31, 2005 and 2004, respectively (dollars in thousands):

	Three Months Ended
	December 31,
	2005	2004

Service cost	$384	$364
Interest cost	217	206
Expected return on plan assets	(216)	(184)

Total	$385	$386

The Company previously disclosed in its Annual Report on Form 10-K for the year ended September 30, 2005, that it expected to contribute $1.5 million to its pension plan in 2006. As of December 31, 2005, the Company has not made any contributions to its pension plan.

10)	Summarized Financial Information

The Company’s 8.25% Senior Subordinated Notes due 2012 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company’s wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). The non-guarantor subsidiaries are the Company’s foreign subsidiaries.

The following financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors (dollars in thousands).

Consolidating Statement of Operation Information
     Three Months Ended December 31, 2005

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$81,241	$—	$35,146	$(12,245)	$104,142
Cost of sales	44,772	—	19,522	(12,155)	52,139

Gross profit	36,469	—	15,624	(90)	52,003

Selling and administrative	24,315	265	8,023	—	32,603
Research and technical services	1,624	—	876	—	2,500
Amortization	922	60	320	—	1,302
Other charges (income), net	4,236	(6,559)	2,619	—	296

Operating income	5,372	6,234	3,786	(90)	15,302
Interest expense (income)	5,553	(266)	401	—	5,688

Income (loss) before income taxes	(181)	6,500	3,385	(90)	9,614
Income tax provision	144	2,608	1,019	—	3,771
Equity in subsidiaries’ earnings	6,258	2,366	—	(8,624)	—

Net income	$5,933	$6,258	$2,366	$(8,714)	$5,843

Back to Contents

Consolidated Statement of Operations
     Three Months Ended December 31, 2004

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$71,699	$—	$35,044	$(10,982)	$95,761
Cost of sales	40,434	—	19,245	(10,974)	48,705

Gross profit	31,265	—	15,799	(8)	47,056

Selling and administrative	21,778	2,400	7,553	—	31,731
Research and technical services	1,343	—	877	—	2,220
Amortization	934	64	320	—	1,318
Other charges (income), net	3,979	(6,459)	2,412	—	(68)

Operating income	3,231	3,995	4,637	(8)	11,855
Interest expense (income)	5,118	(347)	470	—	5,241

Income (loss) before income taxes	(1,887)	4,342	4,167	(8)	6,614
Income tax provision (benefit)	(1,778)	2,043	1,331	—	1,596
Equity in subsidiaries	5,135	2,836	—	(7,971)	—

Net income	$5,026	$5,135	$2,836	$(7,979)	$5,018

Back to Contents

Consolidating Balance Sheet Information
December 31, 2005

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$17,675	$567	$9,335	$—	$27,577
Receivables, net	41,069	—	18,313	—	59,382
Inventories	41,457	—	13,345	(641)	54,161
Deferred and prepaid expenses	10,238	—	962	—	11,200

Total current assets	110,439	567	41,955	(641)	152,320

Long Term Assets:
Property plant and equipment	36,072	—	14,031	—	50,103
Goodwill and other intangibles, net	79,619	122,204	84,739	—	286,562
Investment in subsidiaries	234,706	67,292	(653)	(301,345)	—
Other assets	13,424	—	11	—	13,435

Total assets	$474,260	$190,063	$140,083	$(301,986)	$502,420

Current Liabilities:
Current portion of long-term debt	$3,404	$—	$—	$—	$3,404
Accounts payable and accrued liabilities	40,191	401	15,221	—	55,813
Accrued interest	3,114	—	1	—	3,115
Income tax payables (receivables)	2,482	(2,613)	2,394		2,263

Total current liabilities	49,191	(2,212)	17,616	—	64,595

Long Term Liabilities:
Long-term debt	296,472	—	—	—	296,472
Deferred income taxes	10,441	23,859	13,649	—	47,949
Inter-company (receivables) payables	62,306	(92,996)	31,983	—	1,293
Other liabilities	14,223	—	—	—	14,223

Total liabilities	432,633	(71,349)	63,248	—	424,532

Stockholder’s Equity:
Common stock	—	—	4,223	(4,223)	—
Additional paid in capital	101,750	267,797	42,064	(309,861)	101,750
Accumulated deficit	(61,362)	(9,122)	42,012	7,495	(20,977)
Accumulated other comprehensive income (loss)	1,239	2,737	(11,464)	4,603	(2,885)

Total stockholder’s equity	41,627	261,412	76,835	(301,986)	77,888

Total liabilities and stockholder’s equity	$474,260	$190,063	$140,083	$(301,986)	$502,420

Back to Contents

Consolidating Balance Sheet Information
     September 30, 2005

			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$19,690	$249	$10,129	$—	$30,068
Receivables, net	41,140	—	20,858	—	61,998
Inventories	36,969	—	11,532	(369)	48,132
Deferred and prepaid expenses	7,348	—	1,037	—	8,385

Total current assets	105,147	249	43,556	(369)	148,583

Long term assets:
Property plan and equipment	36,425	—	14,019	—	50,444
Goodwill and other intangibles, net	80,540	122,224	85,910	—	288,674
Investment in subsidiaries	237,986	67,292	(670)	(304,608)	—
Other assets	13,171	—	11	462	13,644

Total Assets	$473,269	$189,765	$142,826	$(304,515)	$501,345

Current Liabilities:
Current portion of long term debt	$3,432	$—	$—	$—	$3,432
Accounts payable and accrued liabilities	41,505	358	16,769	—	58,632
Accrued interest	6,678	—	—	—	6,678
Income tax payables (receivables)	2,892	(2,893)	1,889	—	1,888

Total current liabilities	54,507	(2,535)	18,658	—	70,630

Long Term Liabilities:
Long term debt	297,625	—	—	—	297,625
Deferred income taxes	7,799	23,860	13,681	—	45,340
Inter-company (receivables) payables	59,473	(92,859)	34,547	—	1,161
Other liabilities	12,814	—	170	—	12,984

Total liabilities	432,218	(71,534)	67,056	—	427,740

Stockholder’s Equity:
Common Stock	—	—	4,223	(4,223)	—
Paid in capital	101,750	267,797	41,865	(309,662)	101,750
Accumulated deficit	(61,220)	(9,534)	39,424	4,510	(26,820)
Accumulated other comprehensive income (loss)	521	3,036	(9,742)	4,860	(1,325)

Total Stockholder’s Equity	41,051	261,299	75,770	(304,515)	73,605

Total Liabilities and Stockholder’s Equity	$473,269	$189,765	$142,826	$(304,515)	$501,345

Back to Contents

Consolidating Statement of Cash Flows Information
Three Months Ended December 31, 2005
			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(3,312)	$4,096	$746	$1,530

Net cash used for investing activities	(1,518)	—	(1,596)	(3,114)

Net cash provided by (used for) financing activities	2,872	(3,480)	332	(276)

Effect of exchange rate on cash and cash equivalents	(56)	(298)	(277)	(631)

Increase (decrease) in cash and cash equivalents	(2,014)	318	(795)	(2,491)

Cash and cash equivalents at the beginning of the period	19,690	249	10,129	30,068

Cash and cash equivalents at the end of the period	$17,676	$567	$9,334	$27,577

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2004
			Non-
	Aearo	Guarantor	Guarantor
	Company I	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$1,262	$780	$(679)	$1,363

Net cash used for investing activities	(886)	—	(607)	(1,493)

Net cash provided by (used for) financing activities	2,706	(3,120)	(200)	(614)

Effect of exchange rate on cash and cash equivalents	249	2,551	(2,335)	465

Increase (decrease) in cash and cash equivalents	3,331	211	(3,821)	(279)

Cash and cash equivalents at the beginning of the period	18,309	140	9,275	27,724

Cash and cash equivalents at the end of the period	$21,640	$351	$5,454	$27,445

Back to Contents

11)	Subsequent Events

On February 1, 2006, Aearo Technologies Inc., the ultimate parent of the Company, entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Pacer Merger Company, will be merged (the “Merger”) with and into Aearo Technologies Inc., with Aearo Technologies Inc. surviving the merger as a wholly-owned subsidiary of Pacer Holding Company.

The consideration for the Merger is $765 million, subject to adjustment as provided in the Merger Agreement. The closing of the Merger is subject to the satisfaction or waiver of customary conditions. The Merger Agreement contains customary representations, warranties and covenants. Until the closing of the Merger, Aearo Technologies Inc. has agreed that it and its subsidiaries, including the Company, will conduct their business in the ordinary course in substantially the same manner as presently conducted. The Merger Agreement may be terminated by mutual agreement of Aearo Technologies Inc. and Pacer Holding Company or by each of them if the Merger has not closed on or prior to the 90th day following February 1, 2006.

In connection with the transaction, the Company intends to make a tender offer to purchase for cash any and all of its outstanding $175,000,000 aggregate principal amount of 8 % senior subordinated notes due 2012.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements included statements preceded by, followed by or that include the words “may,” ”could,” ”would,” ”should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement the strategy, the Company’s objectives, the amount and timing of future capital expenditures, future acquisitions, the likelihood of the Company’s success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures and expected synergies relating to acquisitions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict. You should read this report in conjunction with the more detailed risks included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Results of Operations – Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

The following table sets forth the major components of the Company’s consolidated statements of operations expressed as a percentage of net sales.

Back to Contents

Results of Operations
(Dollars in Thousands)

	Three Months Ended December 31,

	2005	%	2004	%

Net sales:
Safety Products	$76,580	73.5	$71,153	74.3
Safety Prescription Eyewear	9,358	9.0	8,974	9.4
Specialty Composites	18,204	17.5	15,634	16.3

Total net sales	104,142	100.0	95,761	100.0
Cost of sales	52,139	50.1	48,705	50.9

Gross profit	52,003	49.9	47,056	49.1

Operating expenses:
Selling and administrative	32,603	31.3	31,731	33.1
Research and technical services	2,500	2.4	2,220	2.3
Amortization	1,302	1.2	1,318	1.4
Other charges (income), net	296	0.3	(68)	(0.1)

Total operating expense	36,701	35.2	35,201	36.7
Operating income (loss)	15,302	14.7	11,855	12.4
Interest expense, net	5,688	5.5	5,241	5.5

Income (loss) before income taxes	9,614	9.2	6,614	6.9
Provision for income taxes	3,771	3.6	1,596	1.7

Net income (loss)	$5,843	5.6	$5,018	5.2

Net sales for the three months ended December 31, 2005 increased 8.8% to $104.1 million from $95.8 million in the three months ended December 31, 2004. The increase in net sales was primarily driven by organic growth in all of the Company’s segments. The strengthening of the U.S. dollar unfavorably impacted net sales by $1.7 million. The Safety Products segment net sales for the three months ended December 31, 2005 increased 7.6% to $76.6 million from $71.2 million in the three months ended December 31, 2004. The increase in net sales resulted from a 10.0% increase in organic growth and a 2.4% decrease due to foreign currency translation. Organic sales growth for the Safety Products segment, defined as the increase in net sales less the impact of foreign currency translation and acquisitions, have increased for fifteen consecutive quarters, when compared to the same quarter of the prior year. The Company attributes this growth to the strength of its brand names, an improved economy and its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales for the three months ended December 31, 2005 increased 4.3% to $9.4 million from $9.0 million for the three months ended December 31, 2004. The increase in net sales resulted from a 3.7% increase in organic growth and a 0.6% increase from foreign currency translation. Specialty Composites’ net sales for the three months ended December 31, 2005 increased 16.4% to $18.2 million from $15.6 million in three months ended December 31, 2004. The increase was primarily driven by Asian geographic market share gains in the precision electronics market, strong industry orders in both the Class 8 truck and the business jet markets and customer growth in the power generation markets.

Back to Contents

Gross profit for the three months ended December 31, 2005 increased to $52.0 million from $47.1 million for the three months ended December 31, 2004. Gross profit in the three months ended December 31, 2005 and the three months ended December 31, 2004 as a percentage of net sales was 49.9% and 49.1%, respectively. The 80 basis point improvement in the gross profit percentage is primarily due to productivity, the favorable impacts of higher manufacturing volumes in the Company’s plants covering its manufacturing costs and the favorable impact of foreign currency translation. The Company’s gross profit may not be comparable to the gross profit of other entities who record shipping and handling expenses as a component of cost of sales. The Safety Products segment gross profit in the three months ended December 31, 2005 increased 9.2% to $39.6 million from $36.2 million in the three months ended December 31, 2004. The increase in gross profit is primarily due to an improvement in sales volume due to an improved economy and the Company’s ability to successfully introduce new products into the markets it serves, productivity improvements and the favorable impact of foreign currency translation. The Safety Products segment gross profit as a percentage of net sales in the three months ended December 31, 2005 and the three months ended December 31, 2004 was 51.6% and 50.9%, respectively. The Safety Prescription Eyewear segment gross profit in the three months ended December 31, 2005 increased 6.6% to $4.3 million from $4.1 million in the three months ended December 31, 2004. The Safety Prescription Eyewear segment gross profit as a percentage of net sales in the three months ended December 31, 2005 improved to 46.3% from 45.3% in the three months ended December 31, 2004. Specialty Composites’ gross profit in the three months ended December 31, 2005 increased 19.9% to $8.1 million from $6.8 million in the three months ended December 31, 2004. The increase was primarily driven by higher volume resulting from Asian geographic market share gains in the precision electronics market, strong industry orders in both the Class 8 truck and the business jet markets and customer growth in the power generation markets. The Specialty Composites’ segment gross profit as a percentage of net sales in the three months ended December 31, 2005 and the three months ended December 31, 2004 was 44.6% and 43.3%, respectively.

Operating expenses for the three months ended December 31, 2005 increased 4.3% to $36.7 million from $35.2 million for the three months ended December 31, 2004. The increase in operating expenses was primarily driven by an increase in selling and administrative, research and technical and other charges, net. The increase in selling and administrative expenses included approximately $0.9 million due to variable selling expenses such as freight, commissions, travel and marketing, $0.6 million of legal and other fees incurred for the effort related to the potential sale of the Company, and a $0.6 million decrease due to foreign currency translation. Selling and administrative expenses as a percentage of net sales decreased to 31.3% for the three months ended December 31, 2005 as compared to 33.1% for the three months ended December 31, 2004. Other charges (income), net included approximately $0.5 million unfavorable impact of foreign currency transaction expenses in the three months ended December 31, 2005 as compared to approximately $0.1 million of expense in the three months ended December 31, 2004.

Interest expense, net, for the three months ended December 31, 2005 increased to $5.7 million from $5.2 million for the three months ended December 31, 2004. The increase was primarily due to the impact of increasing interest rates on the Company’s variable rate debt.

The provision for income taxes for the three months ended December 31, 2005 increased to $3.8 million from $1.6 million for the three months ended December 31, 2004. For the quarter ended December 31, 2005, the Company's effective tax rate was approximately 39%. For the quarter ended December 31, 2004, the Company's effective rate was approximately 24%. The expected annual effective tax rate for fiscal 2005 was lower than fiscal 2006 due to true-ups for foreign taxes and post-merger net operating loss carryforwards and a reduction in the benefit received from the Extraterritorial Income Exclusion.

Back to Contents

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

Liquidity and Capital Resources

The Company’s sources of funds have consisted primarily of operating cash flow and debt financing. The Company’s uses of those funds consist principally of working capital, debt service, capital expenditures, dividends and acquisitions.

The Company’s debt structure includes: (a) $175.0 million of 8.25% Senior Subordinated Notes (“8.25% Notes”) due 2012, which are publicly held and redeemable at the option of the Company, in whole or in part at various redemption prices, (b) up to an aggregate of $175.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $125.0 million of term loans (collectively the “Term Loans”) with a portion of the Term Loans denominated in Euros, (ii) a secured revolving credit facility (“Revolving Credit Facility”) providing for up to $50.0 million of revolving loans for general corporate purposes, and (iii) an uncommitted incremental term loan facility of up to $75.0 million for acquisitions (collectively, the “Senior Bank Facilities”). The Company’s debt, since the date issued, has been reduced by $0.7 million related to the fluctuation of the Euro relative to the U.S dollar as of December 31, 2005. The Company does not plan to take any measure to minimize the foreign exchange impact of its Euro denominated debt. The amounts outstanding on the Term Loans and Revolving Credit facility at December 31, 2005 were approximately $122.9 million and $0.0 million, respectively. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $15.0 million. The Company had approximately $1.6 million of letters of credit outstanding at both September 30, 2005 and December 31, 2005. The Term Loans amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is April 7, 2010. The Term Loans mature on April 7, 2011. The Company was in compliance with all financial covenants and restrictions as of December 31, 2005.

On April 28, 2005, the Company amended its credit agreement to allow the Company to make, prior to September 30, 2005, a one-time payment of up to $35 million of cash distributions, which was made, to Aearo Corporation, its parent corporation for the purpose of paying cash dividends to Aearo Technologies Inc., its parent, to be used by Aearo Technologies Inc. primarily to redeem, pro rata, its outstanding preferred shares and to pay accrued dividends on the preferred shares. In addition, the amendment (i) modified the amount of the incremental Term Loan commitment from $60.0 million to $75.0 million (ii) eliminated the termination date for the incremental Term Loan commitment and (iii) allowed for incremental Term Loans in Euros.

Back to Contents

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company’s principal source of cash to fund these capital requirements is cash from operations. The Company spent $3.1 million and $1.5 million, respectively, for capital expenditures for the three months ended December 31, 2005 and 2004, respectively. The Company anticipates it will spend approximately $13.0 million for capital expenditures in its fiscal year ending September 30, 2006.

The Company’s net cash provided by operating activities for the three months ended December 31, 2005 totaled $1.3 million as compared to $1.4 million for the three months ended December 31, 2004. The decrease of $0.1 million was primarily due to the $3.0 reduction from the net changes in assets and liabilities offset by a $2.9 million improvement in net income.

Net cash used for investing activities was $3.1 million for the three months ended December 31, 2005 as compared to $1.5 million for the three months ended December 31, 2004. The increase in net cash used by investing activities is primarily attributed to increased spending for property, plant and equipment.

Net cash used for financing activities for the three months ended December 31, 2005 was $0.3 million compared with $0.6 million for the three months ended December 31, 2004. The change is primarily due to the lower level of debt repayments.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company estimates pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. To develop the expected long term rate of return on assets assumption, the Company considered historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on Actuarial Standard of Practice No. 27 and interpretation of this standard, the FAS 87 long term rate of return on asset assumption must fall within a “best estimate range” – that is, a range of returns within which the actual return is more likely than not to fall. This “best estimate range” equates to a 20-year compound average return derived using a Portfolio Return calculator (PRC), reflecting the asset allocation of the trust with appropriate adjustments for investment, trading, management and administrative expenses that are paid from the trust. For purposes of determining the 25th to 75th percentile range, the PRC uses market assumptions with respect to each class to develop the probability distribution of returns. The independently developed rate of 8.00% falls within the 25th and 75th percentiles of 4.96% and 8.61%, respectively. Over the 12 year period ended September 30, 2005, the returns on the portfolio, assuming it was invested at the current target asset allocation in prior periods, would have been a compound annual average return of 9.1%. Considering this information and the potential for lower future returns due to the generally lower interest rate environment, the Company selected an 8.00% long term rate of return asset assumption.

The variability of asset returns and discount rates may have either a favorable or unfavorable impact on the Company’s pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions were required to be made in fiscal 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

Back to Contents

Fiscal year 2006	$1,047
Fiscal year 2007	561
Fiscal year 2008	753
Fiscal year 2009	1,070
Fiscal year 2010	1,001
Fiscal year 2011 – 2015	7,108

The Company’s business is affected by macroeconomic activity, mainly manufacturing output in developed nations. In addition, significant changes in product mix and volume can impact the Company’s liquidity and capital resources in both the short and long term. As such, the Company’s liquidity and capital resources are more likely to be impacted by macroeconomic factors. The Company believes that its disciplined approach to cost control, its diversification into consumer and other channels and the available capacity on its revolving credit facility will enable the Company to maintain adequate liquidity and capital resources in an economic downturn. The introduction of new products is likely to continue to favorably impact liquidity and capital resources in periods of economic growth although there are no assurances that these trends will continue in the future.

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

Product Liability Claims

The Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Many of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Corporation, on the one hand, and Cabot Corporation and certain of its subsidiaries (the “Sellers”), on the other hand (the “1995 Asset Transfer Agreement”). In the 1995 Asset Transfer Agreement, so long as Aearo Corporation makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify Aearo Corporation and its subsidiaries against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against Aearo Corporation and its subsidiaries or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, Aearo Corporation has elected to pay the annual fee and intends to continue to do so. As of April, 7, 2004, Aearo Corporation agreed to make the annual payment to Cabot for a minimum of seven years from that date. Aearo Corporation and its subsidiaries could potentially be liable for claims currently retained by Sellers if Aearo Corporation elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in a stock purchase agreement that it and Aearo Corporation entered into on June 27, 2003 (providing for the sale by Cabot to Aearo Corporation of all of the common and preferred stock of Aearo Corporation owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996. Claims related to Eastern Safety Equipment have historically been covered by that company’s insurers under a reservation of rights.

Back to Contents

In fiscal 2004 and 2005 the Company settled 3 claims in which it was named as a defendant for an average settlement amount of $16.99 in silica claims and $0.00 in asbestos claims, while an additional 2,152 claims were dismissed without any payment (99.9% of cases closed), because the Company was not a proper defendant or did not make the product in question. As of September 30, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,714 and 4,124 , respectively. For the three months ended December 31, 2005, the increases in number of claims where the Company was named as a defendant in silica and asbestos related matters was 37 and 1 respectively. One claim was settled where the Company was named as a defendant in silica related matters and six claims were settled where the Company was named as a defendant in asbestos related matters during the three months ended December 31, 2005. None of these settled claims required a payment by the Company. As of December 31, 2005, the number of open claims where the Company was named as a defendant in silica and asbestos related matters was 12,080 and 4,104, respectively.

In addition to the above claims, the Company may agree to pay a share of the settlement and defense costs in particular cases even though the Company is not named as a defendant because of agreements with prior owners of the brand and/or because of allegations that the Company has some risk of legal liability as a successor (“Additional Claims”). During the three month period ended December 31, 2005 the Company did not make any settlement payments for Additional Claims. During that time period the Company paid a total of $0.3 million for administrative and defense costs involving both claims in which the Company was named as a defendant and Additional Claims. In addition, the Company may receive the benefit of releases in some additional cases settled by the AO Defense Group regardless of whether or not any claim was made against the Company.

The above information was based on data compiled based on information relating to number of cases and settlements on behalf of the “AO Defense Group,” and is believed to be materially accurate. This information may be subject to future adjustment in light of new information becoming available. The AO Defense Group is a voluntary association of current and former manufacturers of the “AO Safety” brand of respirators and certain of their insurers in which the Company participates and through which all of its settlements have been handled in the relevant years. Also, for the three months ended December 31, 2005, there may have been claims settled by and fully funded by the insurers of Eastern Safety Equipment Co., Inc., a dissolved former subsidiary of the Company.

At December 31, 2005 and September 30, 2005, the Company has recorded liabilities of approximately $5.3 million and $5.1 million, respectively, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims. This reserve is re-evaluated periodically and additional charges or credits to results of operations may result as additional information becomes available. Various factors increase the difficulty in determining the Company’s potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company’s cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2010 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management’s opinion that these suits or claims should not result in final judgments or settlements in excess of the Company’s reserve that, in the aggregate, would have a material effect on the Company’s financial condition, liquidity or results of operations.

Back to Contents

Contractual Obligations

The Company has the following minimum commitments under contractual obligations including purchase obligations by fiscal year, as defined by the U.S. Securities and Exchange Commission as of December 31, 2005:

	2006(1)	2007-2008	2009-2010	2011 and after	Total

Capital lease obligations	$264	$631	$122	$—	$1,017
Operating lease obligations	2,745	5,750	4,335	3,577	16,407
Mortgage obligations	1,988	—	—	—	1,988
Purchase obligations	2,710	6,647	3,201	—	12,558
Respiratory commitment	300	800	800	200	2,100
Long term debt	16,137	47,209	46,352	322,232	431,930

Total	$24,144	$61,037	$54,810	$326,009	$466,000

(1) Amounts presented in the current fiscal year represent remaining payments for the fiscal year.

The amounts for long term debt above include both interest and principal payments. The Company paid approximately $4.2 million for taxes worldwide in fiscal 2005 and does not anticipate significant changes to its tax obligations in the near future. The Company has approximately $1.6 million of letters of credit outstanding as of December 31, 2005 and does not anticipate significant changes to its outstanding letters of credit in the future.

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

New Accounting Pronouncements

In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company beginning on January 1, 2006. The Company anticipates that this will impact net income by approximately $0.1 million.

Back to Contents

Subsequent Events

On February 1, 2006, Aearo Technologies Inc., the ultimate parent of the Company, entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Pacer Merger Company, will be merged (the “Merger”) with and into Aearo Technologies Inc., with Aearo Technologies Inc. surviving the merger as a wholly-owned subsidiary of Pacer Holding Company.

The consideration for the Merger is $765 million, subject to adjustment as provided in the Merger Agreement. The closing of the Merger is subject to the satisfaction or waiver of customary conditions. The Merger Agreement contains customary representations, warranties and covenants. Until the closing of the Merger, Aearo Technologies Inc. has agreed that it and its subsidiaries, including the Company, will conduct their business in the ordinary course in substantially the same manner as presently conducted. The Merger Agreement may be terminated by mutual agreement of Aearo Technologies Inc. and Pacer Holding Company or by each of them if the Merger has not closed on or prior to the 90th day following February 1, 2006.

In connection with the transaction, the Company intends to make a tender offer to purchase for cash any and all of its outstanding $175,000,000 aggregate principal amount of 8 % senior subordinated notes due 2012.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to changes in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivatives are for purposes other than trading. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

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

To mitigate the effects of changes in foreign currency rates on results of operations and cash flows, the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. In order to implement the transaction hedging program, the Company utilizes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in results of operations. For the three months ended December 31, 2005 and 2004, the impact on results of operations for the hedging of trade activities was a net loss of $0.6 million and $0.1 million, respectively.

In regard to its cash flow hedging program, the Company complies with SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. As of December 31, 2005, the Company has recorded a derivative payable of $0.5 million. There was no forward foreign currency contracts designated as cash flow hedges during the three month period ended December 31, 2004. For the three month period ended December 31, 2005 the Company reclassified a net loss of $0.2 million into earnings as a result of the exercise of forward foreign contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings. In addition, the Company limits the foreign exchange impact on the balance sheet with debt denominated in Euros.

Interest Rates

The Company is exposed to market risk from changes in interest rates. The Company, from time to time, will utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company had approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement, which expired December 31, 2004. The Company had not elected hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, fair value adjustments were charged directly to other (income) charges, net. There was no impact on earnings for the three month period ending December 31, 2004. The Company had no interest rate derivatives outstanding for the three month period ended December 31, 2005.

Back to Contents

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

Back to Contents

Item 4. Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005, and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

II – Other Information

Item 6. Exhibits

(a)	Exhibits
See Index of Exhibits on page 38 hereof.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2006 AEARO COMPANY I

/s/ Michael A. McLain
_______________________________________
Michael A. McLain
Chairman and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeffrey S. Kulka

_______________________________________
Jeffrey S. Kulka
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Back to Contents

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